Form 10-K
period 1998-06-30
RB ASSET INC
filed 1998-09-28
CIK 1047958

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the Transition Period From                   To
                                        ------------------   ------------------
                                             Commission file number 333 - 38673

                                 RB ASSET, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York                10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:   (212)  848-0201


Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of September 21, 1998, the aggregate market value of the 7,100,000 shares of Common Stock of the registrant issued and outstanding, excluding the 2,774,550 shares held by all directors and principal officers as a group, was $32,440,875. This figure is based on the last sales price of $7.50 per share of the common stock of the Registrant's predecessor on May 22, 1998. Of the aggregate of 2,774,550 shares held by all directors and principal officers, Mr. Alvin Dworman, the largest single holder of the registrant's Common Stock, held 2,768,400 shares at September 21, 1998.

The number of shares outstanding of the Registrant's Common Stock as of September 21, 1998 was 7,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================



759883.4

                                 RB ASSET, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                       THE FISCAL YEAR ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                                                            Page

PART I

       Item 1              Business ...................................................................     3
       Item 2              Executive Offices and Other Properties......................................    24
       Item 3.             Legal Proceedings...........................................................    24
       Item 4.             Submission of Matters to a Vote of Security Holders.........................    26

PART II
       Item 5.             Market for Registrant's Common Stock and Related Stockholder Matters........    27
       Item 6.             Selected Consolidated Financial Data........................................    28
       Item 7.             Management's Discussion and Analysis of Financial Condition and Results of
                              Operations ..............................................................    32
       Item 8.             Consolidated Financial Statements and Supplementary Data....................    53
       Item 9.             Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure.....................................................    53
PART III
       Item 10.            Directors and Principal Officers of the Registrant..........................    54
       Item 11.            Management Compensation and Transactions....................................    60
       Item 12             Security Ownership of Certain Beneficial Owners and Management..............    63
       Item 13             Certain Relationships and Related Transactions..............................    66

PART IV
       Item 14.            Financial Statements and Schedules, Exhibits and Reports on Form 8-K........    69


SIGNATURES.............................................................................................    71
CONSOLIDATED FINANCIAL STATEMENTS......................................................................    73
FINANCIAL STATEMENT SCHEDULES..........................................................................   109
EXHIBIT INDEX..........................................................................................   110


759883.4
                                       -2-

                                     PART I
ITEM 1
                                    BUSINESS

General

RB Asset, Inc. (the "Company") is a Delaware corporation that, as a result of the completion of reorganization steps on May 22, 1998 (the "Reorganization," described in detail below), succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department (the "Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. Following the Reorganization, the Company intends to manage its business and assets without the regulatory constraints previously imposed on the Predecessor Bank by the Banking Department. This report is for the fiscal year ended June 30, 1998. Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank.

The Predecessor Bank was founded in 1848. In 1925, the Predecessor Bank adopted the name "East River Savings Bank" which it continued to use in its retail business through June 28, 1996. The Predecessor Bank converted to a stock-form savings bank through a plan of conversion in 1985. Effective October 1, 1988, East River Savings Bank formally changed its corporate name to "River Bank America." On June 28, 1996, the Predecessor Bank sold its remaining eleven branches ("the Branch Sale") to Marine Midland Bank ("Marine"), inclusive of the name East River Savings Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased.

On May 22, 1998, River Bank completed its Reorganization into a Delaware corporation named RB Asset, Inc. under a plan that was approved at the Predecessor Bank's special meeting of stockholders on May 1, 1998. RB Asset, Inc., as the successor in the Reorganization, succeeded to the assets, liabilities and business of River Bank. As a result of the reorganization and related dissolution discussed below, the capital stock of River Bank was canceled and, as of the close of business on May 22, 1998, River Bank's stock transfer records were closed.

Following stockholder approval of the Reorganization, all of the Predecessor Bank's assets, liabilities and business were transferred to, or assumed by, the Predecessor Bank's wholly-owned subsidiary, River Asset Sub, Inc. on May 11, 1998, pursuant to the terms of an assignment and assumption agreement and related transfer documents. Thereafter, on May 18, 1998, the Board of Directors declared distribution of the capital stock of its wholly-owned subsidiary, River Distribution Sub, Inc. ("River Distribution"), payable on a book-entry basis to the Predecessor Bank's stockholders of record on May 22, 1998. At the time of such distribution the capital stock of River Distribution had no value.

In the distribution, all of the issued and outstanding shares of common stock ("River Distribution Common Stock") and 15% noncumulative perpetual preferred stock, series A of River Distribution ("River Distribution Series A Preferred") held by the Predecessor Bank were distributed to the Predecessor Bank's stockholders on a share-for-share basis such that each holder of the common stock of River Bank ("River Bank Common Stock") received one share of River Distribution Common Stock for each share of River Bank Common Stock held by such stockholder and each holder of 15% noncumulative perpetual preferred stock, series A, of River Bank ("River Bank Series A Preferred") received one share of River Distribution Series A Preferred Stock for each share of River Bank Series A Preferred Stock held by such stockholder.

Finally, upon book-entry payment of the distribution, on May 22, 1998, River Distribution merged with and into River Asset whereupon the stockholders of River Distribution became stockholders of the surviving corporation which changed its name to RB Asset, Inc. In the merger, the shares of capital stock of River Distribution were converted into shares of identical capital stock of RB Asset, Inc., the renamed surviving corporation in the merger. Accordingly, subsequent to the merger, the capital stock of River Bank had no value. Stock certificates representing shares of capital stock of RB Asset, Inc. were then distributed to holders of record as of May 22, 1998.

In connection with the reorganization steps, on May 19, 1998, a petition for an order of dissolution declaring River Bank dissolved and its legal existence terminated was filed in the Supreme Court of the State of New York. The Supreme Court issued the order on June 18, 1998 and, upon the filing of the order of dissolution with the Banking

759883.4
                                       -3-

Department on June 23, 1998, the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled and the stock transfer records of River Bank were closed.

On June 28, 1996, the Predecessor Bank consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Agreement") by and between the Predecessor Bank and Marine. Pursuant to the terms of the Branch Agreement, Marine assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 bank branch offices, inclusive of the name East River Savings Bank. Included in the Transferred Assets was approximately $32.4 million of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with third parties, aggregating $60.4 million, composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See "Asset Sale Transactions" and Note 11 to the Consolidated Financial Statements.

The Assumed Deposits exceeded the Transferred Assets by approximately $93.0 million, which represented the premium received by the Predecessor Bank in the Branch Sale. Marine also purchased the Predecessor Bank's branch office realty at 96th Street in Manhattan for $1.3 million. The Predecessor Bank recorded a net pretax gain on the sale of offices and branches of $77.6 million reflecting the deposit premium of $93.0 million, partially offset by Branch Sale transaction costs of $5.8 million, professional fees of $3.2 million, employee benefits and severance costs of $4.6 million, net losses on the sale of assets of $1.1 million and other net costs of $700,000. During the year ended June 30, 1997, the Predecessor Bank's indemnification agreements with Marine were amended and a $3.3 million contingency reserve was recorded.

At June 30, 1996, the Predecessor Bank retained $285.5 million in assets, including primarily real estate assets and non-performing loans. The balance of the retained assets consisted of performing loans (including loans sold with recourse, subordinated participations, junior subordinated participations, loans to facilitate the sale of real estate owned and mortgage and other loans) and a modest amount of cash and investment securities (collectively, the "Retained Assets"). Subsequent to the Branch Sale, the Predecessor Bank continued substantially the same asset management strategy for Retained Assets as had been previously employed by the Predecessor Bank, in the years immediately prior to the Branch Sale.

Following the Branch Sale, the Company engaged RB Management Company, LLC (the "Management Company") to manage its operations on a day-to-day basis, including developing and recommending strategies to the Company's Board of Directors regarding the ongoing management of assets. The Management Company is a privately-owned entity that was newly formed in June 1996 and is controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. See "Management."

The closing of the Branch Sale was conditioned upon the Predecessor Bank's obtaining financing with terms and in an amount reasonably acceptable to the Predecessor Bank and determined to be reasonably adequate to permit consummation of the Branch Sale. The Predecessor Bank obtained from Marine a loan facility (the "Facility" or "Initial Facilities") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1996, Marine had extended $89.8 million under the Facility to the Predecessor Bank, which has been reduced by repayment activity to $60.6 million at June 30, 1998, with an additional $19.6 million in proceeds maintained in a restricted cash account pending negotiation with Marine as to the application of such proceeds to reduce the outstanding balances of the Facility. Proceeds of the Facility were utilized by River Bank to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Predecessor Bank's operations subsequent to the Branch Sale.

Marine assumed substantially all of the Predecessor Bank's retail deposits in connection with the Branch Sale. In addition, the Predecessor Bank ceased accepting retail deposits on the date of the Branch Sale. At June 30, 1996, the Predecessor Bank held certain non-retail deposits, which aggregated approximately $3.0 million. During the quarter

759883.4
                                       -4-
following the Branch Sale, the Predecessor Bank arranged for the assumption by other insured depository institutions of its remaining non-retail deposits. Accordingly, the Predecessor Bank held no deposit liabilities at June 30, 1997. However, at June 30, 1997, the Predecessor Bank continued to be regulated by the FDIC and the NYSBD. On October 31, 1996 the Predecessor Bank requested that the FDIC terminate its insurance of accounts in accordance with the requirements of the NYSBD's approval of the Branch Sale. On April 14, 1997, the Predecessor Bank received notice that the FDIC, as requested by the Predecessor Bank, intended to terminate the Predecessor Bank's status as an insured state nonmember Bank on December 31, 1997. Upon the issuance of this order by the FDIC, the Predecessor Bank was no longer subject to banking regulation by the FDIC. In connection therewith, the Predecessor Bank also received from the Banking Department a waiver of any applicable New York State deposit insurance requirements.

Conditions imposed in connection with the NYSBD's approval of the Branch Sale included: (i) the Predecessor Bank's agreement to file an application with the Banking Department, within one year of the closing of the Branch Sale, for approval of a plan of dissolution; (ii) the Predecessor Bank's agreement to file with the Supreme Court of the State of New York an application for a closing order within 13 months of the closing of the Branch Sale and an application for a final order of dissolution within five months following the filing of an application for a closing order; (iii) increased levels of minimum regulatory capital requirements; (iv) the Predecessor Bank's agreement to continue to submit its proposed capital transactions to the NYSBD for prior approval; (v) the continuation of the Predecessor Bank's then-current periodic reporting obligations with respect to its retained assets, as well as in connection with its ongoing activities subsequent to the Branch Sale; and (vi) such other conditions and obligations as the Banking Department may have deemed appropriate.

In June 1997, the Predecessor Bank submitted an alternate proposal (the "Alternate Proposal") to the NYSBD pursuant to which the Predecessor Bank would implement Conditions No. 1 and No. 2 of the approval of the Branch Sale, described above. The Predecessor Bank proposed to adopt a plan under which it would transfer all of its assets and liabilities, including all contingent liabilities, to a successor corporation ("Successor") incorporated under Delaware General Corporation Law. Successor would acquire all of the assets of the Predecessor Bank and continue all of the business of the Predecessor Bank under the same business plan as adopted by the Predecessor Bank. Following the transfer of its assets and liabilities to Successor, the Predecessor Bank would surrender its banking charter and dissolve. The implementation of the proposed plan would result in a mere change of form from a banking corporation to a corporation incorporated under the Delaware General Corporation Law, which would not be subject to the jurisdiction of the Banking Department. The proposed transfer was expected to qualify as a tax-free reorganization under the Internal Revenue Code and, as such, the Company expected (and continues to expect) that certain of the Predecessor Bank's tax attributes would be preserved. In connection with the Alternate Proposal, common and preferred shareholders of River Bank would receive shares of Successor on a share-for-share basis so that Successor will be owned by the same stockholders, in the same proportions, as owned the Predecessor Bank on the record date.

Prior to June 30, 1997, the Predecessor Bank received the NYSBD's letter indicating their conditional approval of the Alternate Proposal as meeting the Conditions of the Banking Department's approval of the Branch Sale, if implemented by the Predecessor Bank on a timely basis. The NYSBD's conditional approval of the Alternate Proposal and related modification of Condition No. 1 of the Approval of the Branch Sale provided that the approval of shareholders of the Alternate Proposal not later than September 30, 1997 would be deemed to satisfy Condition No. 1. Condition No. 2 of the Banking Department's approval of the Branch Sale would be deemed to be satisfied if the petition required by Condition No. 2 was filed by the Bank by October 15, 1997. The Predecessor Bank met Condition No. 1 and Condition No. 2 on a timely basis. A copy of the Alternate Proposal and the NYSBD's letter indicating their conditional approval of the Alternate Proposal were included as Exhibits 14 and 15 to FDIC Form F-2, dated June 30, 1997.

The Banking Department had also advised the Predecessor Bank that the Predecessor Bank's minimum capital requirement, set at $115 million in the NYSBD's approval of the Branch Sale and subsequently amended to $106 million in May 1997, was to remain at $106 million until the Predecessor Bank's final dissolution. Further, the Banking Department's conditional approval of the Alternate Proposal required that the Predecessor Bank seek prior approval from the NYSBD for any material sale or transfer of assets, or expenditures for development or renovation of any properties held by the Predecessor Bank prior to the completion of the dissolution of the Predecessor Bank.

The Company will continue to be subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and will be required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").


759883.4
                                       -5-

Primarily as a result of deterioration in the real estate markets and a general economic recession in the New York metropolitan area and, later in other areas in which the Predecessor Bank was engaged in lending activities, particularly California, the Company's non-performing assets began increasing in 1989 and continued to increase in the aggregate through 1992. The resolution of non-performing assets, which substantially resulted from the Predecessor Bank's lending strategy of the 1980s, required significant time and attention by the Predecessor Bank's management. Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD, subsequent to June 28, 1996, the Predecessor Bank has not originated a material amount of loans.

The Predecessor Bank has previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of River Bank Series A Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a River Bank Series A Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors has taken any action regarding a quarterly dividend on the Company's Series A Preferred Stock for any of the quarterly periods ended from September 30, 1996 through June 30, 1998. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Series A Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company's Series A Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Series A Preferred Stock, even if permitted to do so by Marine.

During the fiscal year ended June 30, 1998, the Company reported a net loss applicable to common shares of $1.5 million, or $0.21 per share. Significant factors contributing to the Company's fiscal 1998 results include a net interest loss (interest expense on borrowed funds in excess of interest income from loan assets), after provision for possible credit losses, of $3.4 million, real estate property and maintenance expenses of $10.9 million, other operating expenses of $6.1 million, writedowns of investment in real estate of $1.1 million, depreciation expenses of $383,000 and provisions for income taxes of $434,000, partially offset by rental income from real estate operations of $13.8 million, realization of contingent participation interest and gains on the sale of real estate of $3.4 million and $2.0 million, respectively, and net gains on the sale of investment securities, available for sale, of $1.7 million.


Real Estate Assets

At June 30, 1998, the Company held total real estate assets with a book value of $145.1 million, which represented approximately 76.0% of the Company's total assets on that date.


Categorization of Real Estate Assets. The Company accounts for its real estate assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS-121), " Accounting for the Impairment of Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board (the "FASB"). SFAS-121 requires that long-lived assets be reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amount of the asset may not be recoverable. In addition, SFAS-121 requires that long-lived assets to be disposed of be carried at the lower of carrying value or fair value less the cost to sell. Under SFAS-121, the Company is required to categorize its real estate assets as either real estate held for investment or real estate held for disposal.



Real Estate Held for Investment. This category is comprised of the following types of real estate assets:

                  Assets to Be Held and Used. This category is represented by assets which the Company intends to hold until such time as the Company determines that such assets are ready for sale. No aggressive marketing activities would be commenced with respect to these assets until such time. When the asset is marketed, it is expected that the asset would be recategorized as real estate held for disposal.


759883.4
                                       -6-

                  Assets to Be Developed. This category is represented by assets which the Company intends to develop over an extended period of time. Certain costs (such as interest and overhead) will be capitalized until the project is substantially complete. At the completion of the development phase, the asset would normally will be expected to be recategorized as real estate assets held for disposal, or real estate held and used.


Real Estate Held for Disposal. This category is represented by assets for which marketing activities are underway with a goal of consummating a sale within one year. Real estate held for disposal may include entire real estate properties held for disposal or separately saleable portions of properties, generally described as Assets Held for Inventory. The Assets Held for Inventory category primarily consists of co-operative apartment shares and condominium units. The Company intends to sell such assets on a unit-by-unit basis in as expedient a manner as possible. Marketing and sales activities are underway for this category of assets. The portion of such real estate asset expected to be sold within one year have been categorized as real estate held for disposal at June 30, 1998.

These categories identify the Company's disposition strategy with respect to each individual real estate asset. See "Disposition Strategy." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality."

Under generally accepted accounting principals ("GAAP"), the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. The depreciable portion of assets categorized as real estate held for investment includes the accumulated costs of acquisition and/or development of building structures and leasehold improvements. No depreciation charges are made for the portion of the asset's historical cost attributable to land.
Depreciation for real estate held for investment is generally calculated on a straight-line basis over a 30 year period or over the remaining term of the lease for leasehold improvements, whichever period is less.

During the year ended June 30, 1998, the Company recorded depreciation charges of approximately $383,000, of which $175,000 represents depreciation of the capitalized costs of the real estate held for investment (less land value) for five of the Company's six real estate assets from the period May 22, 1998 to June 30, 1998. The remaining $208,000 in depreciation charges recorded during the year ended June 30, 1998 were for the sixth property, accounted for as a leasehold improvement, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by GAAP, for all real estate held for investment, that had not been subject to depreciation charges in prior periods.

Real Estate Assets Composition. Tables that set forth information concerning the Company's real estate portfolio at the dates indicated are included in a separate section of this annual report on Form 10-K. See "Financial Schedules".

Lending Activities and the Real Estate Loan Portfolio. From 1985 until 1990, the Predecessor Bank's lending activities emphasized multi-family residential, commercial real estate, construction and commercial business loans and, to a lesser extent, single-family residential loans and education loans. In addition, pursuant to a business plan adopted by the Predecessor Bank, the Predecessor Bank during this time restructured its assets and liabilities to reduce the vulnerability of its operations to changes in interest rates. The Predecessor Bank effected this strategy by emphasizing multi-family residential, commercial real estate and construction loans, including loans to joint ventures in which the Predecessor Bank, or a subsidiary of the Predecessor Bank, had an interest in the real estate development activities and loans secured by properties primarily outside of the New York metropolitan area, as well as commercial business lending activities.

As a result of deteriorating economic conditions beginning in 1989 and the resultant increases in non-performing assets (non-accrual loans and real estate acquired by foreclosure) during 1989, the Predecessor Bank began to substantially decrease its lending activities during 1990, particularly investments in higher-risk multi-family residential, commercial real estate, construction and commercial business loans, as well as its joint venture activities. These practices were formalized by the Board of Directors of the Predecessor Bank in April 1991 following the Predecessor Bank's entering into a Memorandum of Understanding in December 1990. As a result of the Board's actions, the Predecessor Bank changed its lending policies to specifically exclude acquisition, development and construction loans and all lending characterized as highly-leveraged transactions or joint venture activities. In addition, the Predecessor Bank substantially curtailed its multi-family residential and commercial real estate lending. The foregoing loans were permitted, however,

759883.4
                                       -7-
to the extent that the Predecessor Bank was obligated under legally binding commitments, as well as in connection with the restructuring/refinancing of existing loans or in connection with the sale of investments in real estate.

During this period, the Predecessor Bank continued to originate relatively low volumes of single-family residential loans and, to a lesser extent, certain consumer loans. In addition, since 1990 and 1991, other than single-family residential loans, the Company has primarily originated loans secured by multi-family residential elevator properties with approximately 75 units, generally in its market area and under much stricter underwriting guidelines than had previously been in effect for multi-family residential and commercial real estate loans. Following consummation of the Branch Sale, primarily as a result of conditions imposed by the NYSBD, the Company no longer engaged in lending activities.

Loans Secured by Real Estate. At June 30, 1998, the Company's loans secured by real estate primarily consist of performing and non-performing loans secured by multi-family residential properties and commercial real estate. Commercial real estate and multi-family residential loans may involve a substantial risk of loss due to, among other things, the potentially negative effects of changes in either property-specific or general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values.

The Company's multi-family residential loans consist primarily of loans secured by rental apartment buildings, unsold condominium units, cooperative apartment buildings and unsold shares secured by cooperative apartments. The Company's commercial real estate loans consist primarily of loans secured by office buildings, shopping centers, industrial warehouse buildings, hotels and other income-producing properties.

The terms of the Company's multi-family residential and commercial real estate loans are most commonly five to ten years. Certain of these loans have options to extend the term of the loan at interest rates which may be fixed or adjusted upward for one, or in certain instances two, additional five-year periods. These loans include amortizing loans which require the monthly payment of interest and principal. The amortization period for the payment of principal on such loans generally is 20 to 30 years, with balloon payments of the remaining principal amount due upon the maturity of the loan. The Company's commercial real estate loans also were frequently made on an interest-only basis, with the payment of the entire principal amount due at maturity. The multi-family residential and commercial loans included in the Retained Assets are nearly all fixed interest rate loans.

Performing Loans Secured by Real Estate. Performing loans secured by real estate at June 30, 1998 consist of loans secured by multi-family residential, commercial real estate and single-family residential loans which are wholly-owned by the Company, as well as participation interests in multi-family residential and commercial real estate loans pursuant to the Participation Agreements with Marine. Approximately $36.4 million or approximately 19.3% of the Company's total assets are categorized as performing loans secured by real estate as of June 30, 1998. Of the approximately $36.4 million of performing loans included in this total, approximately $13.5 million or approximately 37.2% of such loans are subordinated loans. Subordinated loans, including second mortgages and participation interests, generally involve more risk than senior loans.

Whole Loans. At June 30, 1998, the Retained Assets include 4 performing loans (exclusive of participating loans) of approximately $22.8 million, all of which are commercial real estate loans. All of such loans have been modified since origination and are currently performing in accordance with their terms. Approximately $1 million or approximately 2.7% of the Company's performing loans (other than the participation loans) at June 30, 1998, are currently interest-only loans, with the payment of the entire principal amount due at maturity.

Subordinated Participation Interests. At June 30, 1998, performing loans secured by real estate include a subordinated participation interest in 9 performing loans in which the Company retained an interest in approximately $13.5 million of principal amount on such loans. All of the performing loans have been modified since origination and are currently performing in accordance with their modified terms.

Non-Performing Loans Secured by Real Estate. Non-performing loans consist of multi-family residential, commercial real estate, commercial business loans and student loans. Non-performing loans are those loans which have been placed on non-accrual status. The Company generally places a loan which is delinquent 90 days or more on non-accrual status unless it is well secured and, in the opinion of management, collection appears likely. In addition, the Company may place a loan on non-accrual status even when it is not yet delinquent 90 days or more if the Company makes a determination that such loan is not collectible. When loans are placed on non-accrual status, any accrued but unpaid interest on the loan is reversed and future interest income is recognized only if actually received by the Company and

759883.4
                                       -8-
collection of principal is not in doubt. Approximately $22.6 million, or approximately 12.0%, of the Company's assets comprised of loans categorized as non-performing as of June 30, 1998 and are all currently on non-accrual status.

Junior Subordinated Participation Interests. The Retained Assets include a junior subordinated participation interest in three non-performing loans in which the Company retains an interest of approximately $2.9 million in principal amount, which have been fully reserved (100%) for by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Real Estate Loan Portfolio Composition. Tables that set forth information concerning the Company's loans secured by real estate portfolio at the dates indicated are included in a separate section of this annual report on Form 10-K. See "Financial Schedules".

Origination, Purchase and Sale of Loans. As of the close of business on June 28, 1996, primarily as a result of conditions imposed by the NYSBD, the Company's lending activities were substantially curtailed. During 1998, the Company advanced funds only to fund continuing construction involving a limited number of loans and investments in real estate. The multi-family residential and commercial real estate loans originated by the Company in recent periods have been primarily in connection with the restructuring/refinancing of existing loans and loans to facilitate the sale of investments in real estate.

The following table sets forth the activity in the Company's loans, including commercial business and consumer loans, originated by the Predecessor Bank during the periods indicated (dollars in thousands).


                                                            Year Ended          Year Ended          Year Ended
                                                            June 30,            June 30,            June 30,
                                                            1998                1997                1996
                                                            ------------------- ------------------- -------------
Originations:
     Single-family residential loans                        $          --       $          --       $     105,850
     Multi-family residential loans                                    --                  --               3,701
     Commercial real estate loans                                      --                  --              11,838
     Consumer loans                                                    --                  --               3,237
                                                            -------------       -------------       -------------
            Total loans originated                                     --                  --             124,626
     Loans to facilitate sale of investments                           --                  --              83,892
     Repurchased from Marine                                           --                 471                  --
                                                            -------------        ------------     ---------------
     Total loan increases                                              --                 471             208,518
     Sales (1)                                                         --                  --          (1,034,928)
     Loans transferred (to)/from                                       --                  --              (7,852)
     Principal repayments, net                                    (26,333)             (7,706)            (65,360)
                                                            -------------      --------------      --------------

     Net increase (decrease) in total loans                 $     (26,333)      $      (7,235)      $    (899,622)
                                                            =============       =============       =============


During the year ended June 30, 1997, the Company repurchased a loan from Marine in the amount of $471,000 in accordance with the terms of the Branch Sale agreement.

     (1) Primarily loans sold to Marine in connection with the Branch Sale and included within Transferred Assets. Also includes the sale of $48.0 million of loans to facilitate sales to third parties. Such loans to facilitate were delivered to Marine as part of the Transferred Assets in the Branch Sale. See Asset Sale Transactions and Note 11 to the Consolidated Financial Statements.

Concentrations of Loans Secured by Real Estate by Loan and by Borrower. At June 30, 1998, the Company's loans secured by real estate portfolio included 2 loans aggregating $36.5 million with principal amounts greater than $10.0 million, 1 loan with a principal balance of $6.8 million and 4 loans aggregating $8.1 million with principal amounts of $1.0 million to $5.0 million. At the same date, the Company's five largest loans secured by real estate borrowers (including their related entities) had $21.8 million, $14.7 million, $6.8 million, $3.1 million and $1.8 million, respectively, of loans outstanding, and the aggregate amount of loans to the Company's five, 10 and 20 largest real estate borrowers (including related entities) amounted to $48.2 million, $54.5 million and $59.0 million,

759883.4
                                       -9-
respectively.  At June 30, 1998,  $22.1 million of the loans to the Company's 20
largest  borrowers  were   non-performing   loans  and  $7.7  million  had  been
restructured and were performing according to their restructured terms.

Loans Sold With Recourse. At June 30, 1998 and 1997, the Company held three loan assets secured by multi-family residential projects currently under development. These assets were carried at $15.8 million and $24.5 million at June 30, 1998 and 1997, respectively.

In connection with the Branch Sale, on June 28, 1996, the Company consummated $24.0 million of Asset Sale Transactions, known as the Pool B and C transactions. These Asset Sale Transactions represented two of five such transactions (totaling $60.4 million) which were structured to include ongoing recourse to, and participation by, the Company with respect to the assets sold, based upon the proceeds realized by the purchasers. See "Asset Sales Transactions."

For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools B and C as financings, primarily due to their longer term nature and the more substantial risks related to ongoing construction for the assets included in each of the other Pools. Pool B and C Asset Sale Transactions have been included in the Company's consolidated financial statements as loans sold with recourse. Related financing for such assets has been included in the Company's consolidated financial statements as Borrowed Funds, secured by assets sold with recourse. Financings related to loans sold with recourse were $8.2 million and $18.2 million at June 30, 1998 and 1997, respectively. The Company believes that it has made adequate provision at June 30, 1998 for all recourse amounts expected to result from the sale of the assets included in Pools B and C.

At June 30, 1998, one of these loans (the Pool B transaction) was composed of a mortgage loan secured by land and construction in process related to a single family condominium project in Wayne, New Jersey (the "Wayne Project"). The Wayne Project is in the final phase of a three phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, $2.1 million of borrowed funds remained outstanding with respect to the Pool B recourse financing.

During the year ended June 30, 1998, the Company made deposits in the amount of $2.1 million against recourse claims related to the Pool B asset sale transaction completed on June 28, 1996. Such deposits were made to terminate the recourse provisions of the Pool B asset sale transaction and interest expense to the Company subsequent to December 1997. These deposits will be refunded to the Company when the remaining $2.1 million in recourse debt related to Pool B is repaid from asset sales proceeds. See "Asset Sale Transactions," and Note 15 to the Consolidated Financial Statements.

At June 30, 1998 Pool C consisted of contracts of sale for two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). At June 30, 1998, the Company's remaining investment in the Bronx Projects aggregated $12.7 million, including $9.0 million for one site ("Site One") and $3.7 million for a second site ("Site Two"). The sale contract for the Bronx Projects represented the sale of ownership and development rights for each of the parcels of land and, for Site One, the Company's investment in construction in process. At June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. Site Two was vacant on June 30, 1998 with no development yet commenced. At June 30, 1998, the Company was evaluating various development and joint venture strategies with respect to these properties. Such strategies would include, but not be limited to, sales of one or both of the Sites and various arrangements for a joint venture to accommodate the development and sale of subparcels of the Sites.



759883.4
                                      -10-

The following table details activity with respect to loans sold with recourse for the periods indicated (dollars in thousands).


                                                                     The Bronx             The Bronx
                                               The Wayne              Project-             Project-
                                                Project               Site One             Site Two               Total
                                                (Pool B)              (Pool C)             (Pool C)
                                          --------------------  -------------------- --------------------- --------------------
Investment at June 30,1996                      $       13,137       $        11,210        $        5,567        $      29,914
   Project fundings                                      2,268                 5,763                    --                8,031
   Unit sales                                           (7,693)               (3,801)                   --              (11,494)
   Writedowns                                               --                    --                (2,000)              (2,000)
                                                 -------------       ---------------     -----------------      ---------------

Investment at June 30, 1997                              7,712                13,172                 3,567               24,451
   Project fundings                                      1,647                 1,538                   195                3,380
   Unit sales                                           (6,310)               (5,740)                   --              (12,050)
   Writedowns                                               --                    --                    --                   --
                                                 -------------       ---------------       ---------------        -------------

Investment at June 30, 1998                     $        3,049        $        8,970        $        3,762        $      15,781
                                                ==============        ==============        ==============         ============

Composition of Loans Sold with Recourse. Tables that set forth information concerning the Company's loans sold with recourse portfolio at the dates indicated are included on page 95 of this annual report on Form 10-K. See "Financial Schedules".

Joint Ventures. During the mid- to late-1980s, the Predecessor Bank sought to supplement the income derived from its mortgage activities by engaging in real estate development activities, most commonly through participations in joint ventures. These activities generally were conducted through subsidiaries of the Predecessor Bank and, unlike loans, were intended to provide a return which was based on the overall profitability of each project. The structure of each of the Predecessor Bank's joint venture investments generally involved the formation of a partnership between the Company's co-venturer and a subsidiary of the Predecessor Bank. The Predecessor Bank's subsidiary generally had up to a 50% interest in the partnership, which was responsible for the acquisition, development and sale of a project. The Predecessor Bank's subsidiary generally functioned as both a non-managing general partner and in many cases a limited partner in the partnership. Upon completion and sale of a project, and after all partnership obligations were satisfied, the Predecessor Bank's equity investment was expected to be paid in full and any profits would then be distributed to the partners in accordance with the terms of the partnership agreement.

At June 30, 1998, the Company held one investment in a joint venture project, totaling $1.5 million. This joint venture project is a shopping center located in Escondido, CA. Thirty-five percent of the joint venture is owned by the Company. At June 30, 1997, the Company held three investments in joint ventures, totaling $3.1 million. The three investments in joint venture projects at June 30, 1997 were (1) A shopping center located in Escondido, CA, 35% owned by the Company (carrying value of $1.6 million), (2) Four industrial buildings and adjacent land located in Sacramento, CA, 50% owned by the Company (carrying value of $1.2 million), and (3) an industrial warehouse located in Cicero, IL, 50% owned by the Company (carrying value of $364,000).

During the year ended June 30, 1998, the Company sold a part of its investment in the Sacramento, CA joint venture project for $423,000 and wrote off the remainder of this investment ($756,000). In addition, during the year ended June 30, 1998, the Company also wrote off its investment in the Cicero, IL joint venture project ($364,000).

At June 30, 1998, the Company did not have any material amounts left to be funded pursuant to legally binding commitments relating to its joint ventures, except certain ongoing operating expenses and limited amounts of capital investment. Failure by the Company or its joint venture partner to fund operating expenses, in the event that the underlying property does not generate sufficient cash flow to meet its operating costs, could result in the loss of the asset.



759883.4
                                      -11-

Other Assets

Cash, Due from banks and Cash Equivalents. Included in cash, due from banks and cash equivalents at June 30, 1998, are approximately $3.0 million in funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 1998, Marine had restricted a total of $19.6 million in funds, held on deposit with Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. At June 30, 1997, Marine had restricted a total of approximately $5.1 million. Restricted funds held by Marine are not available to the Company for the settlement of any of the Company's current obligations. Of the $19.6 million cash balance restricted by Marine at June 30, 1998, $5.0 million relates to reserve amounts specified under the Branch Sale Agreement. The remaining restricted cash reserves arose from the sale of assets which were pledged as primary or additional collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for the Marine Facility until the Company and Marine negotiate the application or other use of the funds in accordance with the Company's Asset Management Plan and the terms of the Marine Facility agreements.

Investment Securities. The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.

                                                                           June 30,
                                                       1998                  1997                 1996
                                                       ----                  ----                 ----
                                                                        (In Thousands)

Securities:
 Marketable Equity Securities
  Common                                                $    2,299           $     2,298           $     2,298
  Preferred                                                     --                    --                    --
 Valuation allowance                                          (926)               (1,105)               (1,218)
                                                        ------------          ------------          ------------
       Total                                                 1,373                 1,193                 1,080
Non-marketable Equity Securities, net                           --                 5,082                 4,605
                                                        ------------          ------------          ------------
Total Equity Securities, net                                 1,373                 6,275                 5,685
                                                        -----------           ------------          ------------
   Total Investment Securities, net (1)                 $    1,373           $     6,275           $     5,685
                                                         ==========           ===========           ===========

(1) At June 30, 1998, 1997 and 1996, all of the Company's investment securities were classified as available for sale and carried at market value in accordance with SFAS-115. See Note 1 to the Consolidated Financial Statements.

At June 30, 1998, the Company's investment in common stock was comprised of investments in the common stock of one corporate issuer.

The Company's investments in equity securities prior to June 30, 1997 include a historically required investment in the FHLB of New York, redeemed during the Company's 1997 fiscal year, which amounted to $9.0 million at June 30, 1996. The Company's investments in equity securities prior to June 30, 1998 also include investments, liquidated in 1997, in two service organizations, which amounted to $790,000 at June 30, 1996. These organizations previously provided data processing and related services to their shareholders, which included the Predecessor Bank, on a cooperative basis.

The Company held no debt securities as of June 30, 1998 and 1997. For additional information relating to the Company's investment securities, see Note 7 to the Consolidated Financial Statements.

Commercial Business and Consumer Loans. The Company has been collecting the portfolio of commercial business and consumer loans, which consisted of $6.1 million of commercial business loans, net of provision for possible credit losses, $2.0 million of consumer loans at June 30, 1998. Of the $6.1 million commercial business loans in the Company's portfolio at June 30, 1998, $6.1 million, or 100%, was classified as non-performing and maintained on non-accrual status. Of the $2.0 million consumer loans in the Company's portfolio at June 30, 1998, $2.0 million or 100% was classified as non-performing.

The Company's commercial business loans previously consisted primarily of loans which involved the buyout, acquisition or recapitalization of an existing business (including management buyouts and corporate mergers and acquisitions). Such loans involved a high degree of risk in their origination since such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. At June 30, 1998 all of the Company's commercial business loans had fixed rates of interest and stated maturities greater than five years.

759883.4
                                      -12-

Other assets. The Company held other assets equal to $4.2 million and $2.2 million at June 30, 1998 and 1997, respectively. At June 30, 1998, other assets were primarily composed of deposits against asset sale recourse claims, accrued interest receivable, net of interest reserves, and other prepaid assets. At June 30, 1997, other assets were primarily composed of accrued interest receivable, net of interest reserves, and other prepaid assets.

The increase in other assets of $2.0 million from June 30, 1997 to June 30, 1998 was primarily attributable to deposits in the amount of $2.1 million made during 1998 against recourse claims related to the Pool B asset sale transaction completed on June 28, 1996. Such deposits were made to terminate the recourse provisions of the Pool B asset sale transaction and interest expense to the Company subsequent to December 1997. These deposits will be refunded to the Company when the remaining $2.1 million in recourse debt related to Pool B is repaid from asset sales proceeds. See "Asset Sale Transactions," and Note 15 to the Consolidated Financial Statements.


Asset Sale Transactions

In connection with, and to facilitate the closing of, the Branch Sale, the Company consummated $60.4 million of Asset Sale Transactions. The Asset Sale Transactions, which were arranged by RB Management Company LLC, were structured to include ongoing recourse to, and participation by, the Company with respect to the assets sold, based upon the proceeds realized by the purchasers. The assets included within each pool of assets sold and the nature of related recourse provisions are described below. The Asset Sales Transactions were entered into with five entities, each of which was independent of the Company and Alvin Dworman, who owns 39% of the common stock of the Company and 100% of RB Management, LLC. In connection with the Asset Sale Transactions, entities controlled by Mr. Dworman loaned $12.8 million to the five entities on a non-recourse basis.

Assets included within each pool sold were, with the exception of Pool C (the Bronx Projects), believed by the Company and the purchasers to be in the final process of disposition by the Company. In essence the Asset Sale Transactions resulted in the acceleration of the receipt of disposition proceeds which the Company expected to realize on the included assets in fiscal years immediately following the Company's 1996 fiscal year.

In each of the Asset Sale Transactions, the Company sold a pool of assets and received a 20% cash down payment and non-recourse purchase money notes (the "Purchase Money Notes") which approximated 80% of the sale price. In all cases, except for Pool C, the Purchase Money Notes had maturity dates, including any extension options, of less than one year from June 30, 1996. The maturity date on the Pool C Purchase Money Note was three years. The Company also received additional contingent proceeds notes for each of the five pools which provided the Company with rights to receive proceeds from subsequent asset sales by purchasers in excess of the initial sales price after the purchaser had received a return of 8%, a transaction fee of 25 basis points and reimbursement of certain transaction expenses. In the event that proceeds of subsequent assets sales exceed specified amounts for each pool, such amounts were to be retained by the purchaser.

The Company received aggregate cash down payments of $12.8 million in connection with the Asset Sale Transactions. The Purchase Money Notes, aggregating $47.6 million, were included in the assets delivered to Marine in connection with the Branch Sale.

The Company made representations and warranties (the "Recourse Provisions") with respect to the assets sold which included, among other things, the present condition of each asset, the nature of disposition arrangements which had been entered into by the Company prior to June 28, 1996 and that each of the assets was free of any liens or encumbrances. The Recourse Provisions also included representations with respect to certain of the assets that the Company had taken all actions to effect specific proposed dispositions or had made arrangements with third parties to complete actions required to effect such dispositions.

For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools B and C as financings, primarily due to their longer term nature and the more substantial risks related to ongoing construction for the assets included in each of the Pools. Pool B and C Asset Sale Transactions have been included in the Company's consolidated financial statements as loans sold with recourse. Related financing for such assets has been included in the Company's consolidated financial statements as Borrowed Funds, secured by assets sold with recourse. The Company believes that it has made adequate provision at June 30, 1998 for all recourse amounts expected to result from the sale of the assets included in Pools B and C.

759883.4
                                      -13-

For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools A, D, and E as sale transactions since each of the financial receivables, asset sale contracts or other proceeds included in these pools represented reasonably estimable amounts, including related recourse claims, in transactions with limited duration. Substantial proceeds from dispositions conducted within Pools A, D and E were realized by the purchasers during the fiscal year ended June 30, 1997 with the reminder being realized during the fiscal year ended June 30, 1998. Assets included in Asset Sale Transactions, and a description of the assets sold, were as follows:

Pool A

Pool A originally included $13.8 million in assets, composed of $12.0 million of receivables related to the collection of certain federally guaranteed, defaulted student loans and other student loan related claims from the Student Loan Marketing Agency ("SLMA") (collectively, the "Student Loan Receivables") and $1.8 million related primarily to delinquent single family residential loans (collectively the "Single Family Receivables").

The Company's aggregate investment in the Student Loan Receivables and the Single Family Receivables prior to the Asset Sale Transactions approximated $12.4 million and $7.1 million, respectively.

During the year ended June 30, 1998, the Company elected to satisfy its debt to the purchaser and reacquire, under the recourse terms of the Asset Sale Transaction, the remaining unsold assets sold to the purchaser on June 28, 1996. This action was undertaken to reduce the Company's ongoing interest expense and related obligations under the debt agreement with the purchaser. As a result of this action, and the realization of asset disposition proceeds during the 1998 fiscal year, at June 30, 1998 the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all fundings associated with the transaction had been retired by the Company.

At June 30, 1998, the remaining Student Loan Receivables balance, net of applicable reserves, was $1.9 million. This balance is carried by the Company as a component of it commercial and consumer loans. This balance represented claims which had been filed with state processing agencies for reimbursement for which the Company expected to receive more timely reimbursement. At June 30, 1998, the remaining Single Family Receivables balance, net of applicable reserves, of $1.1 million were in the process of being disposed of through amortization and sales of individual loans or, to a lesser degree, sales of real estate owned to bulk buyers or individuals. This balance is carried by the Company as loans secured by real estate.

Pool B

At June 30, 1996, Pool B was composed of a mortgage loan in the amount of $13.0 million secured by land and construction in process related to a single family condominium project in Wayne, New Jersey (the "Wayne Project"). The Company's aggregate investment in the Wayne Project prior to the Asset Sale Transactions approximated $13 million.

At June 30, 1998, the Wayne Project is in the final phase of a three phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, all Marine debt related to this asset has been repaid and $2.1 million of recourse debt remained payable to a third party.

Pool C

Pool C included contracts of sale, in the amount of $11.0 million for two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). The Company's investment in the Bronx Projects prior to the Asset Sale Transactions aggregated $17.7 million, including $12.1 million for one site ("Site One") and $5.6 million for a second site ("Site Two"). The sale contract for the Bronx Projects represented the sale of ownership and development rights for each of the parcels of land and, for Site One, the Company's investment at June 28, 1996 in construction in process.

At June 30, 1998, the Company's remaining investment in the Bronx Projects aggregated $12.7 million, including $9.0 million for Site One and $3.7 million for Site Two. At June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. Site Two was vacant on

759883.4
                                      -14-

June 30, 1998 with no development yet commenced. At June 30, 1998, the Company was evaluating various agreements for a joint venture to accommodate the sale of these properties. Such strategies would include, but not be limited to, sales of one or both of the Sites and joint venture arrangements for the development and sales of subparcels of the Sites.

Payments made to reduce the remaining recourse claims related to the Pool C sale were made from Bronx Project condominium unit sales proceeds to Marine and to a third party lender aggregating $2.1 million and $2.2 million, respectively, in the year ended June 30, 1998 and $600,000 and $0, respectively, in the year ended June 30, 1997. Such payments reduced the outstanding amount payable to Marine and the third party lender to $6.1 million and $0, respectively, at June 30, 1998 and to $8.2 million and $2.2 million, respectively, at June 30, 1997.

Pool D

Pool D, with an aggregate sales price of $14.3 million, included six individual real estate properties, located in New York State, New Jersey and California (collectively, the "Real Estate Properties"). The Company's aggregate investment in the Real Estate Properties prior to the Asset Sale Transactions aggregated $16.1 million. Each of the properties included in Pool D were either under contract of sale or contracts of sale for the remaining assets were being actively negotiated. All properties were disposed of during 1997 with the exception of one property. This property had a remaining asset balance of approximately $2.0 million at June 30, 1998.

During the year ended June 30, 1998, the Company elected to satisfy its debt to the purchaser and reacquire, under the recourse terms of the Asset Sale Transaction, the remaining unsold asset sold to the purchaser on June 26, 1998. This action was undertaken to reduce the Company's ongoing interest expense and related obligations under the debt agreement with the purchaser. As a result of this action, at June 30, 1998 the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all debt associated with the transaction had been retired by the Company.

Pool E

Pool E, with an aggregate sales price of $8.3 million, included the rights to proceeds from sale of two joint venture projects, the sale of which was scheduled to close within 90 days, rights to proceeds of sale of 35 condominium projects located in New York City, a mortgage secured by cooperative apartment units in New York City and a mortgage secured by a multi-family apartment complex in New York State (collectively, the "Venture Proceeds and Residential Mortgages Pool"). The Company's aggregate investment in the Venture Proceeds and Residential Mortgages Pool prior to the Asset Sale Transactions aggregated $11.6 million. Each of the assets included in Pool E was disposed of during fiscal 1997 and consequently, the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all debt associated with this transaction had been retired by the Company prior to June 30, 1997.


Sources of Financing

Subsequent to the Branch Sale, the primary source of the Company's financing has been secured financing provided by Marine.

The closing of the Branch Sale was conditioned upon the Company's obtaining financing with terms and in an amount reasonably acceptable to the Company and determined to be reasonably adequate to permit consummation of the Branch Sale. The Company obtained from Marine the Facility, consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.06 million. Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the FHLB and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts which are equal to 60% and 30% of the original aggregate amount of the Facility and remaining fully current on all obligations and in compliance with all covenants.


759883.4
                                      -15-

The Facility is priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one year extension. Following maturity or an event of default, the Senior Debt Financing will accrue interest at a specified default rate.

The Facility was initially secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by Marine and collateral assignments of first priority mortgages held by River Bank (the "Primary Collateral"). Each of the loans are cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan is also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to Marine all of the cash flow from the Primary Collateral and the Additional Collateral. All of the net cash flow from the Primary Collateral and Additional Collateral will be applied to the prepayment of the Facility. In addition, all net proceeds from the sale of any Primary Collateral, and the proceeds from the sale of any Additional Collateral, is required to be applied to the prepayment of the Facility subject to the Company's right to establish reserves for its operating needs. The Company will be permitted to prepay the Facility in whole or in part at any time without prepayment penalty or premium (subject to customary LIBOR breakage provisions).

The commitment letter for the Facility provided that the Company could continue to pursue additional debt financing of up to $25 million of additional debt financing from other lenders or, in the alternative or in combination, accelerate the Company's disposition of assets so as to reduce or eliminate its need for Supplemental Financing. If the Company pursued additional debt financing, the proceeds of such financing would be required to be utilized in a manner approved by Marine (which might include the application of a percentage of such proceeds to the prepayment of the Senior Debt Financing), such financing could not be secured by any assets which are Primary Collateral and the lender must enter into an intercreditor agreement with Marine satisfactory to Marine. If the Company elects to accelerate its disposition of assets, such dispositions must be of assets which are not Primary Collateral and the proceeds of such asset dispositions will be required to be utilized in a manner approved by Marine (which may include the application of a percentage of such proceeds to the prepayment of the Senior Debt Financing). Such proceeds, received during the 1998 Fiscal Year, are currently held by Marine as restricted cash ($19.6 million at June 30, 1998) pending negotiations with Marine as to the application of the proceeds.

Additionally, Marine initially indicated that it would be willing to consider a request by the Company for an increase in the Facility by an amount not to exceed an additional $25 million in mortgage loans (such increase in the Facility, together with the initial Facility, the "Senior Debt Financing"). Any increase in the Facility was subject to Marine's approval and was to be secured by additional mortgaged properties of the Company or collateral assignments of mortgage loans of the Company acceptable to Marine, in its sole discretion. In addition, any increase in the Facility will be subject, among other things, to the acceptability to Marine of the terms of all regulatory approvals or restrictions associated with the Company's continuing operations. The increase in the Facility, if any, would be utilized by the Company only to facilitate the retirement of the Series A Preferred Stock. The Company has been advised by Marine that it has no intent to provide additional financing for this purpose at this time.

The Loan Agreement requires that while any amounts remain outstanding under the senior debt financing, the Company must receive Marine's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.

As a former member of the FHLB, River Bank had, prior to June 28, 1996, been eligible to obtain borrowed funds from the FHLB, subject to the availability of collateral, which was sufficient, in the judgment of the FHLB, to fully secure advances and compliance with other applicable requirements. The outstanding FHLB financing prior to June 28, 1996, was previously fully secured by individual assets of the Company, a substantial amount of which were being sold to Marine as part of the Branch Sale. As a result, the Company was required to repay or refinance substantially all of its FHLB indebtedness at or prior to the closing of the Branch Sale. At June 30, 1998 and 1997, the Company had no outstanding advances from the FHLB of New York. As a consequence of the Branch Sale and, further, the Reorganization, the Company is no longer a member of the FHLB or eligible to become a member. Consequently, FHLB financing is no longer an available source of funds for the Company.

759883.4
                                      -16-

Deposits. As a Delaware corporation, the Company may no longer accept any banking deposits and such deposits are no longer a potential source of funds available to the Company. The Predecessor Bank had not offered any banking deposit products subsequent to the Branch Sale. Prior to the Branch Sale, deposits obtained through retail banking offices of the Predecessor Bank had traditionally been the primary source of the Company's funds for use in lending and for other general business purposes.

Borrowed Funds. The following table sets forth certain information concerning the Company's borrowed funds at the dates indicated.


                                                                 June 30,
                                           1998                    1997                   1996
                                           ----                    ----                   ----
                                                              (In Thousands)
FHLB Advances                      $            --         $           --          $       2,026
Marine Initial Facilities                   60,557                 66,066                 89,760
Secured by loans sold
    with recourse                            8,203                 18,206                 24,000
                                   ---------------         --------------          -------------
Total                              $        68,760         $       84,272          $     115,786
                                   ===============         ==============          =============

For additional information relating to the Company's borrowed funds, see Asset Sale Transactions and Note 16 to the Consolidated Financial Statements.


Subsidiaries

Under the Banking Law, which had applied to the Predecessor Bank prior to the Reorganization, the Company previously invested in subsidiaries which engaged in various activities authorized for savings banks, as well as additional activities authorized by the Banking Department. These activities were subject to the requirements of federal laws and regulations.

A substantial amount of the Company's activities in subsidiaries consists of holding investments in real estate not held directly by the Company. The Company has established a number of subsidiaries for the sole purpose of holding and/or disposing of a single real estate asset. Real estate assets located in New York City are generally held by subsidiaries of Rivercity Realty Corp. ("RRC"), and those located in the eastern United States including New York State are held by subsidiaries of Riverbank Properties, Inc. ("RPI") and certain other subsidiaries of the Company. RRC and RPI are New York corporations. The Company's investments in real estate located in the western United States are generally held by subsidiaries of Riverbank Financial Group ("RFG"), a California corporation which had an office in San Francisco. RPI, RRC and RFG were originally formed to engage in real estate development and lending activities.

A wholly-owned subsidiary of the Company, East River Financial Group, Inc., previously sold on an agency basis certain tax-deferred and variable annuities issued by specified insurance companies. This subsidiary ceased origination and sale activity as of the date of the Branch Sale.

Employees

Following the consummation of the Branch Sale by the Predecessor Bank, at June 30, 1996, the Company had 37 full-time and 13 part-time employees. At June 30, 1997 the Company maintained a full time staff compliment of four personnel, the President and Chief Executive Officer, one employee who performs administrative functions and two employees directly involved in day-to-day management of certain real estate properties. Due to the retirement of the Company's President and Chief Executive Officer, at June 30, 1998 the Company had only one employee. That employee continued to be involved in administrative functions. Subsequent to June 30, 1998, the Company increased its staff to two with the appointment of a new President and Chief Executive Officer. See Note 14 to the Consolidated Financial Statements. See "Directors and Principal Officers of the Registrant."

Taxation

Federal  Income  Tax  Considerations  of  the   Reorganization.   The  following
discussion summarizes the principal material federal income tax considerations of the Reorganization. Except as otherwise indicated, conclusions of tax

759883.4
                                      -17-
treatment, tax effect, or tax consequences set forth in this section are based on the Internal Revenue Code (the "Code"), Regulations of the United States Treasury Department thereunder, Internal Revenue Service ("IRS" or the "Service") Rulings, and judicial and administrative decisions in effect as of the date of the Reorganization, all of which are subject to change at any time, possibly with retroactive effect. Such conclusions have no binding effect on the IRS or the courts. Roberts & Holland LLP, special tax counsel to River Bank, has provided an opinion, in the form attached as an exhibit to the Registration Statement of River Distribution Sub, Inc and River Asset Sub, Inc., filed on Form S-4 to the effect that the discussion set forth under the caption "Tax Consequences of the Reorganization" below as to the characterization of the transaction as a "reorganization" under section 368 of the Code is correct. As with all such complex matters, there is a risk that the IRS could disagree with the conclusions stated herein and in the opinion of counsel.

Tax Consequences of the Reorganization. The Reorganization was structured and implemented in a manner intended to constitute a tax-free "reorganization" for Federal income tax purposes, within the meaning of section 368 of the Code. Assuming that the Reorganization did constitute such a "reorganization," the following consequences would pertain:

1. The transaction would be treated for Federal income tax purposes as though River Bank had transferred substantially all of its assets to the Company in exchange for RB Asset, Inc. capital stock followed by a distribution of the RB Asset, Inc. capital stock by River Bank to its stockholders in exchange for their River Bank capital stock in constructive liquidation of River Bank.

2. No gain or loss would be recognized to a holder of River Bank Common Stock who is deemed to exchange such stock for RB Asset, Inc. common stock ("RB Asset Common Stock"). No gain or loss would be recognized to a holder of River Bank Series A Preferred Stock who is deemed to exchange such stock for RB Asset, Inc. series A preferred stock ("RB Asset Series A Preferred Stock"). The basis of any RB Asset Common Stock or RB Asset Series A Preferred Stock would continue to be the same as that of the River Bank Common Stock or River Bank Series A Preferred Stock, respectively, deemed exchanged therefor. In determining the period for which a holder of RB Asset Common Stock or RB Asset Series A Preferred Stock has held such stock received in the Reorganization, there will be included the period for which such holder held the River Bank Common Stock or River Bank Series A Preferred Stock deemed exchanged therefor. The foregoing conclusions do not address taxation to holders of the River Bank Series A Preferred Stock of the dividend declared, but not paid, for the quarter ended June 30, 1996. Those holders should consult their own tax advisers concerning the tax treatment of such dividends.

3. No gain or loss will be recognized by River Bank on its disposition or distribution of property in connection with the Reorganization. The basis of the property of River Bank acquired by RB Asset, Inc. shall be the same as it would be in the hands of River Bank. RB Asset, Inc. will succeed to and take into account various tax attributes of River Bank (including net operating loss carryforwards, to the extent not used to offset income or gain of River Bank, and accumulated earnings and profits).

The Reorganization was reasonably characterized as a tax-free "reorganization." However, the ability of the Reorganization to qualify as a tax-free reorganization turns on certain unresolved and complex issues of tax law as to which there are no clearly established legal precedents and for which the Company has not requested a ruling from the IRS. As a result, the IRS or a court could determine that the Reorganization did not constitute a tax-free reorganization. If such a determination were made and sustained, certain of the tax consequences described above would not apply. In particular, the Predecessor Bank's stockholders would be required to recognize gain upon the deemed exchanges of River Bank capital stock for RB Asset Common Stock and RB Asset Series A Preferred Stock to the extent that the fair market value of any RB Asset, Inc. capital stock received exceeded the basis of the River Bank capital stock deemed exchanged therefor, and their holding period would begin on the date of the exchange. Recognition of loss on such deemed exchanges might not be allowed until the stockholders dispose of some or all of their RB Asset, Inc. capital stock. Moreover, the Predecessor Bank would be required to recognize gain on its disposition and distribution of property in connection with the Reorganization and any loss on such disposition and distribution may be required to be deferred until RB Asset, Inc. were to sell the assets to an unrelated third party; and, to the extent its tax attributes were not used to offset any gain, RB Asset, Inc. would not succeed to them.

See "Tax Consequences of Holding RB Asset Common Stock and RB Asset Preferred Stock" in the Registration Statement of River Bank America, filed on form S-4, for a summary of the tax effects of holding the Reorganization on RB Asset Common Stock and RB Asset Preferred Stock subsequent to the Reorganization.


759883.4
                                      -18-

Certain Tax Attributes. As of June 30, 1998, the Bank had recorded a gross deferred tax liability of approximately $19.2 million in its consolidated financial statements. Also, as of June 30, 1998, the Bank had recorded a gross deferred tax asset of approximately $68.6 million, primarily attributable to net operating loss carryforward attributes ("NOLs") of approximately $88.9 million, reserves for loan losses and real estate valuation allowances of approximately $12.2 million and general business and alternative minimum tax credits of approximately $10.7 million. The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of recent losses and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Bank believes will more likely than not be realized. Accordingly, neither a net overall liability nor a net overall asset was reflected in the Bank's consolidated financial statements. The tax attributes associated with the deferred tax assets have not been reviewed or approved by the IRS. As described further below, the Equity Offering and related transactions may have adversely affected the ability of the Bank to realize its deferred tax assets, with the effect that the Bank would have an overall net deferred tax liability and concomitant reduction to its stockholders' equity. As a result, the Bank could be subject to substantial increased out-of-pocket tax expenditures.

Section 382 of the Code generally provides that if a corporation undergoes an "ownership change," the amount of taxable income that the corporation may offset after the date of the ownership change (the "Change Date") by NOLs (and certain built-in losses, as described below) existing on the Change Date will be subject to an annual limitation. In general, the annual limitation is equal to the product obtained by multiplying (i) the fair market value of the corporation's equity immediately prior to the Change Date (with certain adjustments, including an exclusion of capital contributions made during the two years preceding the Change Date), by (ii) the long-term tax-exempt bond rate determined for the month in which the Change Date occurs, as published by the IRS. For "ownership changes" occurring during June 1994, that rate is 6.01%. If an "ownership change" of the Bank took place during June 1994, the Bank might be permitted to use no more than approximately $865,000 of its NOLs annually to offset taxable income realized after the Change Date, including income which will be realized in connection with the Branch Sale. Accordingly, the Bank's ability to use its deferred tax assets may be reduced materially, resulting in the recognition of additional tax expense and a reduction to its stockholders' equity and the Company's liquidity.

Built-in losses, measured by the excess, if any, of the tax basis of each asset of the corporation over its fair market value, also may be limited under Section 382, if, as is believed to be the case with respect to the Bank, the corporation had a net unrealized built-in loss in excess of the lesser of $10.0 million or 15% of the fair market value of its assets, and if the built-in losses are recognized within five years after the Change Date. Certain deductions that have accrued economically on the Change Date and would otherwise have been taken after the Change Date (possibly including suspended passive activity losses) may also be treated as built-in losses.

In general, an "ownership change" occurs with respect to a corporation if any of its stockholders who own, directly or indirectly, five percent or more of the stock of the corporation ("5-percent stockholders") increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of stock owned by those stockholders at any time during a three-year testing period. In applying Section 382, newly-issued stock generally is considered to have been acquired by one or more 5-percent stockholders, even if none of the persons acquiring that stock in fact owns (or owned) at least five percent of the issuer's stock.

Based on current ownership information available to the Company, the Company is of the view that no ownership change of the Bank occurred within the three years preceding and three years succeeding the Equity Offering. The Bank expects that the Equity Offering, when combined with prior changes in ownership of stock of the Bank and other contemplated transactions affecting ownership of the capital stock of the Bank occurring in connection with the Equity Offering, did not result in an ownership change of the Bank. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Equity Offering under Section 382, the Bank has made certain legal judgments and certain factual assumptions. The Bank has not requested or received any rulings from the IRS with respect to the application of Section 382 to the Equity Offering and the IRS could challenge the Bank's determinations.

Although it may not have caused an ownership change, the Equity Offering caused a significant increase in the percentage ownership of stock of the Predecessor Bank by one or more new 5-percent stockholders. Specifically, the Company believes that the Equity Offering resulted in 5-percent stockholders increasing their ownership for purposes of Section 382 of the Code by approximately 49 percentage points. Therefore, the Equity Offering significantly

759883.4
                                      -19-
increased  the  likelihood  that  relatively   small  future  issuances  of,  or
transactions in or affecting the direct or indirect ownership of, shares of Common Stock would result in an ownership change.

As part of its efforts to avoid any limitation under Section 382 of the Code on the use of its NOLs and other tax attributes, each of Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B agreed to certain restrictions on the transfer of the Common Stock and any other security of the Company which is deemed to be "stock" for purposes of Section 382 of the Code and regulations promulgated thereunder for a five-year period following consummation of the Equity Offering. These restrictions on transfer are intended to reduce, but do not eliminate, the possibility that there may be a future ownership change affecting the ability of the Bank to use its then-existing losses, loss carryovers and built-in losses. Mr. Dworman, as the largest stockholder of the Bank following the Equity Offering, may continue to exert substantial influence over decisions made by the Company's Board, including its decisions whether to approve a transfer of stock of the Bank that could result in an ownership change, with the above-described consequences.

Section 269(a)(1) of the Code generally provides that, if one or more persons acquire control of a corporation and the principal purpose of the acquisition is to evade or avoid federal income tax by securing the benefit of a deduction, credit or other allowance which those persons or the corporation would not otherwise enjoy, then the IRS may disallow the corporation's deductions, credits or other allowances. For this purpose, "control" means ownership of stock possessing either at least 50% of the voting power or at least 50% of the total value of all classes of stock of the corporation. Although the Bank's Equity Offering resulted in one or more persons acquiring control of the Bank, the Bank understands that the principal purpose of the investors for participating in the Equity Offering was not to avail themselves of any tax benefits of the Bank. It is possible, however, that the IRS may challenge this view. If any such challenge were successful, the Bank could lose its future ability to use its losses, loss carryovers and built-in losses to offset its future income.

Federal Taxation. For federal income tax purposes, the Company reports its income and expenses using the accrual method of accounting. The Company and certain of its subsidiaries file consolidated federal income tax returns on a fiscal year basis and are subject to federal income tax under the rules of the Internal Revenue Code ("Code") in the same manner as other corporations. Pursuant to the Omnibus Budget Reconciliation Act of 1993, signed into law by President Clinton on August 10, 1993, the maximum federal corporate income tax rate increased to 35%, effective January 1, 1993. In addition to regular income taxes, corporations such as the Company are subject to an alternative minimum tax which is generally equal to 20% of the excess of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain other tax items) over regular income taxes. A portion of alternative minimum taxes paid can be credited against regular taxes due in later years, subject to certain limitations.

In prior years, the Predecessor Bank maintained "qualifying assets," as defined in the Code, in excess of 60% of its assets on an unconsolidated basis, and as a result was considered to be a "domestic building and loan association" which was able to use the percentage of taxable income method for computing a deductible addition to its bad debt reserve for federal, state and local income tax purposes. Beginning in 1992, the Predecessor Bank failed to maintain qualifying assets in excess of 60% of total assets and, as a result, was no longer considered a "domestic building and loan association," but was considered to be a "bank" for federal income tax purposes. As a result, as of December 31, 1992, the Company had recaptured the entire balance of the bad debt reserve which it had previously maintained for federal tax purposes while it was a "domestic building and loan association" into taxable income. Due to operating losses incurred in 1991 and 1992, however, no tax was required to be paid on the recaptured amount.

As of June 30, 1998, the Company had four existing tax attributes which could be used to reduce federal tax liabilities in the current and future years. These are its passive activity loss carryforwards and credits, net operating loss
(NOL) carryforwards, and general business and alternative minimum tax credits, each of which is discussed below and in Note 19 to the Consolidated Financial Statements.

At June 30, 1998, the Company had suspended passive activity losses for federal income tax purposes of approximately $277,000 and suspended passive activity credits (consisting of rehabilitation tax credits) which it has not been able to utilize in prior periods and are subject to substantially similar limitations, of approximately $8.2 million. In addition, tax credits of $1.0 million, $784,000, and $555,000 were generated in 1998, 1997 and 1996, respectively, and are considered non passive. This credit is primarily attributable to the Company's investment in the rehabilitation of an historic multi-family residential project located in Philadelphia, Pennsylvania. See Note 19 to the Consolidated Financial Statements for additional information. The primary source of the Company's "passive" losses has been from losses incurred by subsidiaries of the Company in real estate joint ventures, and certain losses incurred by the Company in connection with real estate acquired through foreclosure. "Passive" losses from these sources may be deducted

759883.4
                                      -20-
against the Company's "active income" other than its "portfolio income." For tax years in which the Company is considered to be "closely held" within the meaning of the Code, passive activity losses and credits in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income and liabilities from passive activities or from an active trade or business in future years, or will generally be fully deductible (but not creditable) upon a complete disposition of the underlying passive activity. These tax credits are only utilizable against tax liability which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carryforwards have been utilized.

The passive activity loss limitations applied to the Company in prior years because the Company was considered to be "closely held" within the meaning of the passive activity loss limitation rules set forth in the Code. The Company was previously considered to be "closely held" for this purpose because more than 50% of the value of its outstanding stock was owned, directly or indirectly, by or for not more than five individuals. The determination of stock ownership for the purposes of the passive activity loss limitation rules differs from the requirements of Section 382 of the Code with regard to the ownership of certain preferred stock (see Note 18 to the Consolidated Financial Statements). As a result of the Offering, the Company believes that it is not "closely held" for purposes of the passive activity loss rules following consummation of the Offering notwithstanding the absence of the occurrence of an "ownership change" for purposes of Section 382 of the Code. The passive activity loss limitation rules will continue to apply to losses and credits from any preceding period during which the Company was "closely held," but current losses and credits are not subject to treatment as passive activity losses.

At June 30, 1998, the Company had NOL carryforwards for federal income tax purposes of approximately $88.9 million. The Company's NOLs may be carried forward 15 years and will expire in 2006 through 2013.

The Company is subject to Federal income tax on its operations conducted after the Branch Sale and will recognize gain or loss at the time of the disposition of those of its assets not sold therein. Commencing with the taxable year of the making of any liquidating distribution with regard to the Series A Preferred Stock, the Company will become subject to the passive activity loss limitation rules and the "at-risk" rules of the Code and, if at least 60% of the Company's "adjusted ordinary gross income" for any year is "personal holding company income" (each as defined), the Company may be subject to a personal holding company tax on its undistributed personal holding company income for such year. The passive activity loss limitation and "at-risk" rules have not applied to the Company during the period that the Series A Preferred Stock was outstanding (although the Company has passive activity loss carryovers and credits arising before that period) and the personal holding company rules have not applied to the Company during the time that it has been a "bank" or a "domestic building and loan association," each as defined in the relevant provisions of the Code.

At June 30, 1998, the Company had an alternative minimum tax credit carryforward of approximately $2.5 million for federal income tax and financial reporting purposes attributable to alternative minimum taxes paid in prior periods. This tax credit is only utilizable against regular tax liabilities which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carryforwards have been utilized.

The Company's federal income tax returns have been audited or closed without audit by the IRS through its 1991 taxable year.

The IRS has reviewed the Company's federal income tax returns for calendar years 1991 and 1990 in connection with the Company's claims for refunds of taxes paid in 1987 through 1989 as a result of the carryback of NOLs from 1991 and 1990. The agent's adjustments have been issued to the Company. The adjustments, which are not material, have been approved by the Joint Committee review and a final assessment was issued.

For additional information regarding Federal tax matters, see Note 19 to the Consolidated Financial Statements.

State and Local Taxation. Prior to May 22, 1998, the Company was subject to the New York State Franchise Tax on Banking Corporations and to the New York City Banking Corporation Tax (collectively, the "Banking Tax" rules). The reorganization on May 22, 1998, and the dissolution of the Predecessor Bank under New York State Banking Law, resulted in the new organization becoming (on that date) subject to the New York State and New York City Corporate tax rules, as opposed to the Banking Tax rules. The Corporate tax rules impose a tax calculated on the greater of either tax imposed on net income or capital tax base, as defined in the regulations.

In addition to the foregoing, the New York State Tax Law also imposes a Metropolitan Transportation Business Tax surcharge equal to 17% of the portion of the net New York State franchise tax (after deduction of any allowable credits

759883.4
                                      -21-
against tax) otherwise payable which is attributable to the Company's gross income within New York City and in several other New York counties in the New York Metropolitan Area. Also, New York State imposed through 1993 a surcharge on banking corporations at a rate of 15% of the net franchise tax due (after deduction of any allowable credits against tax). This rate was effectively reduced to 2.5% for the Company's tax year ending December 31, 1996.

The Company files a combined New York State franchise tax return with several of its currently active subsidiaries that do business in New York. The Company's New York State tax returns have either been audited or closed without audit by the New York State Department of Taxation and Finance through its 1984 taxable year.

In October 1995, the Company paid New York State $2.0 million to settle all amounts claimed including penalties and interest for the tax years 1985 and 1986. In addition, New York State agreed that no additional taxes will be assessed for the years 1987, 1988 and 1989 as a result of any potential adjustment to the bad debt reserve deduction reported for any of those years. Please see the Company's Report F-3 filed for the month of October 1995 which is incorporated herein by reference. In November 1995, the Company paid New York State $761,000 to settle all amounts, including penalties and interest for the calendar years 1987, 1988 and 1989.

The Company has filed claims for refunds of New York State and local franchise taxes of approximately $1.2 million related to calendar year 1982. The basis of such claims relates to the applicability of the exemption from such taxes when net worth certificates ("Certificates") are outstanding. Certificates were those issued to the FDIC by the Company under the 1982 Assistance Agreement. The Company's initial refund claims were denied on the basis that the exemption was applicable only during the period Certificates were outstanding and not for the entire year. On October 13, 1994, a decision was rendered in a court case involving a similar claim for refund on behalf of another savings institution which confirmed the position taken by New York State in denying the Company's initial refund claim. The Company continues to review the impact of this decision on its position.


                                   REGULATION

The references to laws and regulations which are applicable to the Company set forth below and elsewhere herein do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

General. The Company is a Delaware corporation that succeeded to the assets, liabilities and business of River Bank as a result of a reorganization consummated on May 22, 1998. Prior to the Reorganization, the Company was a stock-form savings bank chartered under the laws of the State of New York, and its remaining non-retail deposit accounts and escrow accounts were insured up to applicable limits by the Bank Insurance Fund administered by the FDIC. The Company was therefore subject to extensive regulation, examination and supervision by the Banking Department and by the FDIC. For a summary of regulations that were applicable to the Predecessor Bank, prior to the Reorganization, see "Regulation" in the annual report on FDIC Form F-2, dated June 30, 1997.

Marine assumed all the Company's remaining retail deposits in connection with the Branch Sale, and so notified the FDIC. The Company ceased accepting deposits on the date of the Branch Sale. At June 30, 1997, the Company continued to be regulated by the FDIC and the NYSBD. On October 31, 1996 the Company requested that the FDIC terminate its insurance of accounts in accordance with the requirements of the NYSBD's approval of the Branch Sale. On April 14, 1997, the Company received notice that the FDIC, as requested by the Company, intends to terminate the Company's status as an insured state non-member Bank on December 31, 1997. Upon the issuance of such order by the FDIC, the Company was no longer be subject to banking regulation by the FDIC but remained a banking organization chartered and regulated by the Banking Department. In connection therewith, the Company received from the Banking Department a waiver of any applicable New York State deposit insurance requirements.

On May 22, 1998, River Bank completed its reorganization into a Delaware corporation named RB Asset, Inc., under a plan that was approved at the Predecessor Bank's special meeting of stockholders on May 1, 1998. RB Asset, Inc., as the successor in the Reorganization, succeeded to the assets, liabilities and business of River Bank.

At this time, the Company remains subject to the information and reporting requirements of the Exchange Act, as amended, administered by the SEC.


759883.4
                                      -22-

Restrictions on Dividends. In addition to the conditions imposed in connection with approval by the NYSBD and Marine in connection with the Branch Sale, dividends payable by the Predecessor Bank were also subject to restrictions under the Banking Law. According to the Banking Law, dividends could only be declared and paid out of net profits of a regulated bank. The approval of the Superintendent would have been required if the total of all dividends declared in any calendar year exceeded net profits for that year plus the retained net profits of the preceding two years less any required transfer to surplus or a fund for the retirement of any preferred stock.

The Company has previously received notice that the approvals necessary to declare or pay dividends on the Company's outstanding shares of Series A Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Series A Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors has taken any action regarding a quarterly dividend on the Company's Series A Preferred Stock for any of the quarterly periods ended from September 30, 1996 through June 30, 1998. Although the
Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Series A Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company's Series A Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Series A Preferred Stock, even if permitted to do so by Marine.



759883.4
                                      -23-

ITEM 2
                     EXECUTIVE OFFICES AND OTHER PROPERTIES

During the year ended June 30, 1996 the Company terminated all remaining lease obligations involving properties and executive offices. The Company is no longer obligated under any material amounts of non-cancelable operating leases. During 1998, the Company paid rent in an aggregate amount that was not material to its financial statements.

ITEM 3
                                LEGAL PROCEEDINGS

Litigation. The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

In recent periods, the Company has been involved in several legal proceedings relating to certain commercial business loans and joint venture investments made by Quest in the mid- to late-1980s. Upon the defaults of certain of these loans and the Bankruptcy of one of the joint venture participants, the Company and Quest participated in a global settlement in September 1990 with an arbitrator and accepted a $1.4 million payment in settlement of certain claims which the Company and Quest believed were available. As reported in the Company's Current Report on Form F-3 for the month of December 1994, all of such legal proceedings, except for the Adversary Proceeding in the FBN Bankruptcy case discussed below, have been settled. See also the Company's Report on Form F-3 for the month of December 1994, which is incorporated by reference herein.

Regarding the Adversary Proceeding entitled In Re FBN Food Services, Inc., Debtor, et al. v. River Bank America and Quest Equities Corp., United States Bankruptcy Court, Northern District of Illinois, Eastern Division (Chapter 7 No. 91 B 08983, Adversary No. 92 A 00961), as reported in the Company's Current Report on Form F-3 for the month of December 1994, on December 6, 1994, the Bankruptcy Court issued a decision which dismissed Quest Equities and Quest Realty as defendants and entered judgment against the Company for $1,400,000, together with prejudgment interest of approximately $150,000. The decision of the Bankruptcy Court was affirmed by the United States District Court for the Northern District of Illinois. On appeal, the United States Court of Appeals for the 7th Circuit affirmed certain portions of the lower court decision and reversed other portions, remanding those issues to the Bankruptcy Court. The Bankruptcy Court ordered the institution to which the collateral was pledged to turn over the proceeds to the Trustee in the amount of $1,683,790. Proceedings continue with regard to the disbursement of those funds by the Trustee; the Company has a claim for a refund. Since the Company has satisfied the judgment, it has no further exposure to the Bankruptcy Court Trustee.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner, operator or manager of real property, including under certain circumstances the directors and officers of such entities, may become liable for the costs of removal or remediation of certain hazardous substances and materials released on or in its property or as a result of the disposal of such substances or materials on the owner's or another person's property. Such loans can impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances when released, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Under certain circumstances secured lenders may become exposed to environmental liabilities if, among other things, they take on an active management role with respect to the real estate property that is the subject of their security interest. While the Comprehensive Environmental Response, Compensation and Liability Act provides certain exemptions from liability for secured lenders, the scope of such exemptions are limited and may not be applicable to all the assets currently or previously owned by the Company and its subsidiaries.

The Company has not been notified by any governmental authority of any material noncompliance, liability or other claim in connection with any of the real estate properties currently owned or classified as in-substance foreclosures by the Company or its subsidiaries, but it is aware of the presence of certain hazardous substances and materials on certain of its properties (foreclosed and in-substance foreclosed), which it has taken into account in connection with the appraisals of such properties. The Company believes that the expected costs of remediation of such conditions are not significant and would not materially impair the Company's ability to sell such properties. It is the Company's general practice to take title to a property only if a Phase I environmental audit (which involves only limited procedures) does

759883.4
                                      -24-
not reveal a risk of a material environmental condition and to establish a separate subsidiary to hold each newly-foreclosed property. There can be no assurance, however, that such audits reveal all potential environmental liabilities that might exist with respect to a foreclosed property, that no prior owner created any material unknown environmental condition, that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability on the Company or its subsidiaries, or that the establishment of separate subsidiaries for foreclosed properties will insulate the Company against potential environmental liability relating to such properties.


759883.4
                                      -25-

ITEM 4

                SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS


The Company held its annual meeting of shareholders on September 16, 1998. The Company's stockholders considered proposals to:

1. elect Edward V. Regan and James J. Houlihan as directors to serve for a term of three years or until such directors' successors are elected and shall have qualified ("Proposal 1");

2. ratify the appointment of Ernst & Young LLP as the independent auditors of the Bank for fiscal year 1999 ("Proposal 2"); and

3.       consider  and vote upon a proposal to elect David J. Liptak and Jeffrey
         E. Susskind as directors nominated by holders of RB Asset 15% non-cumulative perpetual preferred stock, series A, $1.00 par value (the "Series A Preferred Stock") for a term of one year or until such directors' successors are elected and shall have qualified. ("Proposal 3").

According to the records of the Company and American Stock Transfer Company, the Company's transfer agent ("AST"), there were a total of 7,100,000 shares of common stock, $1.00 par value, of the Company (the "Common Shares") that could be voted at the meeting, and 5,125,284 Common Shares were represented at such meeting by the holders thereof or by proxy, which constitutes a quorum with respect to Proposal 1 and Proposal 2.

According to the records of the Company and AST, there were a total of 1,400,000 shares of 15% non cumulative perpetual preferred stock, series A, $1.00 par value, of the Company the ("Series A Preferred Shares") that could be voted on Proposal 3 only, and that 1,201,700 Series A Preferred Shares were represented at such meeting by the holders thereof or by proxy, which constitutes a quorum with respect to Proposal 3.


The following table sets forth the number of votes in favor, the number of votes opposed, and the number of abstentions (or votes withheld in the case of the election of directors) with respect to each of the foregoing proposals:



                                                                     Abstentions
Proposal                          Votes in Favor   Votes Opposed      (Withheld)
--------------------------------------------------------------------------------
Proposal 1
   Edward V. Regan                     5,124,284       --                1,000
   James J. Houlihan                   5,124,284       --                1,000

--------------------------------------------------------------------------------
Proposal 2                             5,125,284       --                 --

Proposal 3
   David J. Liptak                     1,201,700       --                 --
   Jeffrey E. Susskind                 1,201,700       --                 --





759883.4
                                      -26-

PART II
ITEM 5

      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common Stock - The Common Stock of the Company is traded in the over-the-counter market. As of September 21, 1998, the Company had approximately 12 holders of record of its Common Stock. Prior to the Reorganization, River Bank Common Stock traded in the over-the-counter market for which trading price information was available. No trading price information for the Company's Common Stock is available. Neither the Company nor River Bank have ever declared dividends on their respective common stock. See "Regulation - Restrictions on Dividends" in
Item 1 hereof for certain information regarding the payment of dividends.

Stock Price

The table below shows the reported last trade prices of the River Bank Common Stock during the fiscal year ended June 30, 1998.


                                                             Quarterly Stock Prices
                                                  --------------------------------------------------
                                                    High               Low             Quarter End
                                                    ----              ------           -----------
First Quarter ended September 30, 1997          $   6.375            $  5.500           $   6.000
Second Quarter ended December 31, 1997              6.125               5.750               5.875
Third Quarter ended March 31, 1998                  5.625               5.500               5.560
Fourth Quarter ended June 30, 1998                 (1)                  (1)                 (1)

(1) - As of May 22, 1998, market quotations for RB Asset, Inc. common stock was deleted from published listings due to an insufficient number of market makers for the stock. The last trade price reported for the Predecessor Bank was $7.50 per share based on the most recent transaction prior to May 22, 1998.

Please reference the information contained in Note 18 of the Notes to Consolidated Financial Statements.



759883.4
                                      -27-

ITEM 6
                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in Thousands, Except Per Share Data)

The following table sets forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. The data at June 30, 1998, 1997, 1996, 1995 and 1994 and for the years ended June 30, 1998, 1997,
1996, 1995 and 1994 (unaudited), have been derived from audited consolidated financial statements of the Company, including the audited Consolidated
Financial Statements and related Notes included elsewhere herein and other schedules prepared for item 6 of this document. At a meeting on September 21, 1994, the Board of Directors of the Company authorized management to change the Company's fiscal year end from December 31 to June 30. The selected consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included in the Consolidated Financial Statements and related Notes, included elsewhere herein.


                                                                              June 30
                                                      --------------------------------------------------------------------------
                                                          1998            1997              1996            1995         1994
                                                          ----            ----              ----           ----          ----
                                                                     (Dollars in thousands, except per share data)
     Balance Sheet Data (1):
     Total assets                                     $  190,910      $  211,659       $  285,478      $1,463,637    $1,541,368

     Real estate held for investment                      82,835          84,102               --              --            --
     Real estate held for disposal, net                    3,650          13,247               --              --            --
     Investments in real estate, net (3)                      --              --          146,440         231,302       233,286

     Loans receivable:
        Single-family residential                          1,306           3,924            4,557         234,386       209,295
        Multi-family residential                          24,638          26,092           31,336         249,252       245,245
        Commercial real estate                            33,062          50,077           51,090         463,760       488,830
        Construction                                          --              --               --           5,301         6,157
        Commercial business                                   --              --           12,984          36,695        40,224
        Consumer                                              --              --            3,038          21,274        15,421
        Less:
           Deferred fees and unearned discount                --              --               --         (2,220)       (3,880)
           Allowance for credit losses                  (17,697)        (25,787)         (34,142)        (33,985)      (41,076)
                                                        --------       ---------        ---------       ---------     ---------
     Total loans receivable, net                          41,309          54,306           68,863         974,463       960,216
     Loans sold with recourse                             15,781          24,451           29,914              --            --
                                                        --------       ---------        ---------       ---------     ---------
     Total loans, net and  loans sold with recourse       57,090          78,757           98,777         974,463       960,216

     Cash and due from banks and money                    32,087          14,036           17,129         108,540       173,631
        market instruments
     Investment securities, net and investment
      securities available for sale (2)                    1,373           6,275            5,685          31,372        49,185
     Commercial and consumer loans, net                    8,091           9,894               --              --            --
     Mortgage-backed and related securities
        and mortgage-backed and related
        securities available for sale  (2)                    --              --              187          72,643        82,074

     Deposits                                                 --              --            3,022       1,171,530     1,254,199
     Borrowed funds                                       68,760          84,272          115,786         179,061       141,592
     Stockholders' equity (6) (11)                    $  107,183      $  108,510       $  138,520      $   90,134    $  117,847
                                                       =========       =========        =========       =========     =========
                                                       7,100,000       7,100,000        7,100,000       7,100,000     7,100,000
     Shares of Common Stock outstanding
     Book value per common share (5)                  $   10.17       $    10.35       $    14.58      $     7.77    $    11.67
                                                      ==========      ==========        =========       =========     =========

     (Footnotes on second following page)


759883.4
                                      -28-


                                                                              Fiscal Year Ended June 30,
                                                                  1998            1997           1996        1995          1994
                                                                  ----            ----           ----        ----          ----
                                                                        (Dollars in thousands, except per share data)
 Operations Data(1):
 Rental revenue and operations:
         Rental income and other property revenue               $ 13,779        $ 16,158       $ 18,530   $       --    $    --
         Property operating and maintenance expense              (10,884)        (12,827)       (17,734)          --         --
         Depreciation - real estate held for investment             (383)           (200)          (208)          --         --
                                                                 -------        --------       --------     --------     ------
       Net rental operations                                       2,512           3,131            588           --         --
 Other property income (expense):
         Net gain (loss) on sale of real estate                    1,998          (1,754)        (3,499)          --         --
         Writedowns of investment in real estate                  (1,106)        (19,745)        (1,889)     (14,460)   (16,050)
                                                                 -------        --------       --------      -------     ------
       Total other property income (expense)                         892         (21,499)        (5,388)     (14,460)   (16,050)
 Other income:
    Interest income:
         Interest and dividend income                              4,197           5,469         94,409       88,878     93,478
         Provision for possible credit losses                     (1,500)         (1,000)        (5,250)      (5,041)    (5,360)
                                                                 -------        --------       --------     --------    -------
              Total interest income                                2,697           4,469         89,159       83,837     88,118
    Realization of contingent participation revenues               3,356              --             --           --         --
    Income (loss) from other real estate owned, net                   --              --             --          103      4,973
    Other                                                             --              --             --        1,228      1,065
                                                                 -------        --------       --------     --------    -------
       Total other income                                          6,053           4,469         89,159       85,168     94,156

  Total revenues                                                   9,457         (13,899)        84,359       70,708     78,106

 Interest expense                                                  6,109           7,360         61,794       52,255     51,636
 Other expenses:
         Deposit insurance expenses                                   --              --          2,533        3,704      4,683
         Foreclosure costs                                            --              --            225        1,105      2,780
         Other                                                     6,117           7,369         33,996       38,666     39,616
                                                                 -------        --------       --------     --------    -------
     Total other expenses                                          6,117           7,369         36,754       43,475     47,079

   Total expenses                                                 12,226          14,729         98,548       95,730     98,715

 Net loss before other income (expense) and before
     Provision for income taxes                                   (2,769)        (28,628)       (14,189)     (25,022)   (20,609)

 Other income (expense):
        Banking fees, service charges and other net
         income                                                       --              --          3,996        2,320      3,531
        Gains on sale of offices and branches of the
          Predecessor Bank (6) (11)                                   --              --         77,560           --     18,045
        Net gains (losses) on sale of investment securities        1,697          (1,495)          (605)         441      1,179
        Provision for Marine Branch Sale
          contingencies (4)                                           --          (3,300)            --           --         --
                                                                 -------        --------       --------      --------    -------
    Total other income (expense)                                   1,697          (4,795)        80,951        2,761     22,755
                                                                 -------        --------       --------      --------    -------

 Income (loss) before income tax expense (benefit)                (1,072)        (33,423)        66,762      (22,261)      2,146
 Income tax expense (benefit)                                        434          (3,300)        11,749        2,113       2,608
                                                                 -------        --------       --------      --------    -------
 Income (loss after income tax expense (benefit)                  (1,506)        (30,123)        55,013      (24,374)       (462)
 Dividends declared on preferred stock                                --              --          5,250        5,250        --
                                                                 -------        --------       --------      --------    -------
 Net income (loss) applicable to Common Shares                  $ (1,506)       $(30,123)      $ 49,763    $(29,624)        (462)
                                                                 =======        ========       ========     =========    =======
 Primary and diluted net income (loss) per share (5)            $  (0.21)       $  (4.24)      $   7.01    $  (4.17)    $  (0.45)
                                                                 =======        ========       ========     =========    =======

 Other Data (1) (7):
 Average equity to average assets                                 54.37%           50.97%          5.51%       7.18%      2.69%
 Equity to assets at period end (9)                               56.14            51.35          48.52        6.16       7.65
 Weighted average yield on interest earning assets (8)             4.21             4.90           7.42        7.11       7.13
 Weighted average rate paid on interest-bearing
 liabilities (8)                                                   8.17             6.97           4.43         3.88      3.39
 Interest rate spread (8)                                         (3.96)           (2.07)          2.99         3.23      3.74
 Net interest margin                                              -n/a-            -n/a-          -n/a-         2.93      3.19
 Return on average assets (10)                                    (0.76)           (1.27)          3.64       (1.65)     (0.03)
 Return on stockholders' equity (10)                              (1.40)          (24.84)          66.12      (27.04)    (0.39)



759883.4
                                      -29-

   (1) Reflects the sale, effective June 28, 1996, of the Company's remaining eleven branch offices. As a result of such transaction, the Company's total assets, loans receivable, net, and deposits decreased by $1,066.6 million, $1,034.9 million and $1,159.6 million, respectively, and the Company recorded a pre-tax net gain of $77.6 million.

   (2)            At June 30, 1998,  1997,  1996, and 1995, all of the Company's
                  investment and mortgage backed securities, were classified as available for sale in accordance with the Company's asset disposition plan and in 1994 because of the possibility that they may be sold in response to changes in interest rates, prepayment risk, liquidity needs or similar factors in connection with the Predecessor Bank's asset and liability management strategy.

   (3) For years prior to June 30, 1997, investments in real estate consist of in-substance foreclosures, real estate held for disposal and real estate held for investment, net of related reserves.

   (4) During the year ended June 30, 1997, the Company and Marine undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by Marine related to certain assets acquired by Marine in the Branch Sale. The establishment of this reserve is reflected on the 1997 Statement of Operations as provision for Marine Branch Sale contingencies. The Company believes that the reserve for closing settlement adjustments adequately provides for claims which may be asserted by Marine.

   (5) Per share information is based on the weighted average number of outstanding shares of Common Stock during the period. The Company had no securities outstanding that have a dilutive effect.

   (6) Consists of a $77.6 million net pre-tax gain from the sale, in June 1996, of the Company's eleven branch offices, the 96th Street branch office realty and related deposits.

   (7) With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

   (8) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non- interest-bearing demand accounts), and net interest margin represents net interest income as a percent of average interest-earning assets.

   (9)            Data is as of the end of the indicated periods.

   (10) Net income for fiscal 1996 includes a $67.6 million after-tax net gain from the Branch Sale in June 1996. Excluding this gain, return on average assets and return on stockholders' equity for 1996 would have been (0.83%) and (15.09%), respectively.

   (11) Consists of $18.1 million gain from the sale, in October 1993, of the Company's four branch offices in Westchester County, New York and related deposits and a $2.3 million gain from the sale of a building, in March 1993, which formerly contained a branch office of the Company in Manhattan, New York, the operations of which were consolidated into another branch office of the Company.


759883.4
                                      -30-

The following table set forth selected data related to non-performing loans for the periods indicated: (Dollars in thousands)


                                                                 1998        1997       1996       1995       1994
                                                                 ----        ----       ----        ----      ----

Non-performing Loans Data (1):

Non-performing loans (2):
           Single-family residential (3)                      $  1,306    $   3,924   $   4,557   $   7,496    $  7,587
           Multi-family residential                             14,724       16,790      19,658          --       2,900
           Commercial real estate                                6,611       11,557       3,113      38,685      89,569
           Construction                                             --           --          --       4,941       5,641
           Commercial business                                   8,458       12,806       6,817       6,263       3,938
           Consumer                                              1,973        2,871       2,671         165         702
                                                               -------     --------    --------    --------     -------

           Total non-performing loans                               __           __          __          __          __

Other asset Quality Data                                      $ 33,072    $  47,948   $  36,816   $  57,550    $110,337
                                                               -------     --------    --------    --------     -------
   Delinquent loans (4)                                             --           --          --       9,206       1,595
   Restructured loans (5)                                       22,999       24,454      29,842     166,291     132,944
   Loans to facilitate sale of real estate assets(6)                --           --          --     215,191     149,555
   Allowance for potential credit losses
                                                                20,037       31,570      34,142      33,985      41,076
Ratios: Loan Quality
Non-performing loans as a percentage
   of total assets                                              17.52%       22.65%      12.90%       3.93%       7.16%
Non-performing loans as a percentage
   of total loans                                                47.63        50.07       35.74        5.71       11.02
Allowance for credit losses as a percentage
   of non-performing loans                                       60.59        65.84       92.74       59.05       37.23
Net charge-offs as a percentage of
   average loans during the period ended                         14.41         3.59        1.03        0.90        3.00






   (1) Non-performing loans consist of loans for which the Company has ceased to accrue interest income and has fully reserved against previously accrued interest income.

   (2) The Company's total non-performing loans decreased by $14.9 million or 31.0% to $33.1 million at June 30, 1998, as compared to $47.9 million at June 30, 1997. Such net decreases were due primarily to the sales/satisfactions of an aggregate of $3.8 million of non-performing loans, a return of $2.2 million to performing status, and a writeoff of $8.9 million.

   (3) Prior to fiscal 1997, these loans primarily consisted of completed single-family residential developments and lots for the development of single-family residences. After June 30, 1996, such loans represent non-accrual loans on 1-4 family residential properties for which interest income is recognized only as received.

   (4)        Delinquent loans consist of loans which are 31 to 89 days overdue.

   (5) Restructured loans consist of loans which have been restructured primarily as a result of the financial condition of the property which secures the loan and which are performing in accordance with their restructured terms.

   (6) Loans to facilitate consist of loans to finance the sale of investments in real estate.






759883.4
                                      -31-

   ITEM 7
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

General. The Company's assets and liabilities have substantially decreased during the past two fiscal years, consistent with the Company's asset management plan and the conditions imposed by the NYSBD. Following the Branch Sale by the Predecessor Bank at June 28, 1996 (which resulted in the sale of all of the Predecessor Bank's branches and a substantial portion of the Predecessor Bank's assets) the Company undertook to manage its assets in a manner that was consistent with the Predecessor Bank's efforts to improve its capital ratios (as defined by the Predecessor Bank's then-current regulators, FDIC and the NYSBD) by, among other things, reducing the total assets of the Company. Total assets decreased from $285.5 million at June 28, 1996 to $190.9 million at June 30, 1998 and total liabilities decreased from $147.0 million to $83.7 million at the same dates, respectively. Total assets decreased by $20.7 million, or 9.8% during the year ended June 30,1998, following a decrease of $73.8 million or 25.9% during the year ended June 30, 1997. Total liabilities decreased by $19.4 million, or 18.8% during the year ended June 30, 1998 following a decrease of $43.8 million or 29.8% during the year ended June 30, 1997. Decreases in assets and liabilities in recent periods have been generally comprised of decreases in most of the principal categories of assets and liabilities.

The following table sets forth the principal categories of the Company's assets and liabilities at the dates indicated.


                                                         June 30,
                                             ---------------------------------
                                              1998        1997        1996
                                              ----        ----        ----
                                                  (Dollars in Thousands)

   Assets:
   Investments in real estate, net            $ 86,485    $ 97,349    $146,440
   Real estate loans receivable, net            57,090      78,757      88,628
   Cash due from banks and money market
      instruments                               32,087      14,036      17,129
   Investment securities available for sale      1,373       6,275       5,685
   Commercial and consumer loans, net            8,091       9,894      10,239
   Total assets                                190,910     211,659     285,478

   Liabilities:
   Borrowed funds                               68,760      84,272     115,786

   Total liabilities                            83,727     103,149     146,958

   Stockholders' equity                       $107,183    $108,510    $138,520


Investments in Real Estate, Net. Investments in real estate, which are comprised of real estate held for investment and real estate held for disposal, net of applicable fair market value reserves, declined $10.9 million, or 11.2%, and $49.1 million, or 33.5%, during the years ended June 30, 1998 and 1997, respectively. The net disposals of investments in real estate, during fiscal 1998 and 1997, were made in accordance with the Company's asset disposition strategies.

During the year ended June 30, 1998, the company disposed of two properties totaling $5.2 million. In addition, investments in real estate decreased, during the fiscal year ended June 30, 1998, as the result of the sale/satisfaction of $9.1 million in investments in real estate and depreciation affecting investments in real estate of $383,000. These decreases in investments in real estate, totaling $14.7 million, were partially offset by additional asset fundings in the amount of $3.8 million which were made during the year.


759883.4
                                      -32-

During the year ended June 30, 1997, the company disposed of 13 properties totaling $32.2 million. In addition, investments in real estate decreased, during the fiscal year ended June 30, 1997, as the result of the write-down of $16.6 million and the sale/satisfaction of $3.1 million in investments in real estate, and depreciation affecting investments in real estate of $200,000. These decreases in investments in real estate, totaling $52.1 million, were partially offset by additional asset fundings in the amount of $3.0 million made during the year. The write-downs in investments in real estate of $16.3 million, recorded during the year ended June 30, 1997, included a write-down of $11.3 million for an office building complex in Atlanta, GA, categorized as real estate held for investment. This charge followed a change in operating plans for the property and a resultant reevaluation of projected operating cash flows related to this property. For detailed information concerning the Company's investments in real estate, see "Real Estate Assets" and Notes 1, 12 and 13 to the Consolidated Financial Statements.

Loans Secured by Real Estate. Total loans secured by real estate declined $21.1 million, or 26.3%, and $6.9 million, or 7.9%, during the fiscal years ended June 30, 1998 and 1997, respectively. During the year ended June 30, 1998, 5 loans were paid in full, totaling $6.3 million. In addition, the Company received principal reduction payments of $15.9 million. During the year ended June 30, 1998, the Company funded $1.1 million.

The decrease during the fiscal year ended June 30, 1997 was due primarily to the disposition of $8.8 million in loans as part of the Company's continuing efforts to liquidate its remaining assets and the effects of normal loan amortization and borrower prepayments activity, partially offset by the reacquisition of a single property carried at $1.9 million. See Notes 1, 8, 10 and 11 to the Consolidated Financial Statements.

Cash and Due from Banks and Money Market Instruments. Cash and due from banks and money market instruments increased by $18.1 million or 128.6% during the year ended June 30, 1998, following a decrease of $3.1 million or 18.1% during the year ended June 30, 1997. The increase in cash for the year ended June 30, 1998 was primarily due to the sales and/or repayment of investments in real estate and loans receivable during the year. The decrease in cash and due from banks during the year ended June 30, 1997 was due to payment of other liabilities related to the Branch Sale and the settlement of the Company's remaining non-retail deposit liabilities. For additional information, see Note 5 to the Consolidated Financial Statements.

At June 30, 1998, Marine had restricted a total of $19.6 million in funds, held on deposit with Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. At June 30, 1997, Marine had restricted a total of approximately $5.1 million. Restricted funds held by Marine are not available to the Company for the settlement of any of the Company's current obligations. Of the $19.6 million cash balance restricted by Marine at June 30, 1998, $5.0 million relates to reserve amounts specified under the Branch Sale Agreement. The remaining restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the Marine Facility. The restricted cash held by Marine is intended serve as substitute collateral for the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility agreements.

Investment Securities, Available for Sale. Total investment securities, available for sale decreased $4.9 million, or 78.1%, during the year ended June 30, 1998, following an increase of $590,000, or 10.4% during the year ended June 30, 1997. During the year ended June 30, 1998, the Company liquidated its preferred stock investment which had been carried on the books of the Company at June 30, 1997 at $5.0 million. The disposition proceeds received by the Company were $6.9 million, which included $54,000 in additional accrued preferred dividends. Accordingly the Company recognized a gain in the amount of $1.8 million during the 1998 fiscal year. The increase in investment securities, available for sale during the year ended June 30, 1997 was due to the recognition of $590,000 in accrued preferred dividends associated with the Company's preferred stock investment. These accrued dividends were added to the carrying value of the asset at June 30, 1997 and were received in conjunction with the disposition of this asset during fiscal 1998.

Commercial and Consumer Loans, Net. Total commercial and consumer loans decreased $5.2 million, or 39.3%, and $345,000, or 3.4%, during the fiscal years ended June 30, 1998 and 1997, respectively. During the year ended June 30, 1998, one loan was paid in full, totaling $400,000 . In addition, the Company received principal reduction payments of $1.0 million. During the year ended June 30, 1998, the Company also wrote off $3.8 million in commercial and consumer loans.

Borrowed Funds. The Company's borrowed funds decreased by $17.6 million or 20.9% and $31.5 million or 27.2% during the years ended June 30, 1998 and 1997, respectively. Borrowed funds decreased during fiscal 1998

759883.4
                                      -33-
and 1997 primarily as the result of repayment transactions utilizing funds received from the liquidation of certain assets under the Company's plan of asset dispositions.

Stockholders' Equity. Total stockholders' equity decreased by $1.3 million, or 1.2%, and $30.0 million, or 21.7%, during the fiscal years ended June 30, 1998 and 1997, respectively. The declines in total stockholders' equity in each of the past two fiscal years was primarily a result of the Company's reported operating losses of $1.5 million and $30.1 million in the years ended June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, an aggregate of $926,000 and $1.1 million, respectively, were deducted from the Company's stockholders' equity under Statement of Financial Accounting Standards No. 115 (SFAS-115) "Accounting for Marketable Equity Securities," reflecting net unrealized losses on investment securities classified as available for sale. See the consolidated statements of changes to stockholders' equity in the Consolidated Financial Statements and Note 18 to the Consolidated Financial Statements.

The following table summarizes the calculation of the Company's book value per share at June 30, 1998, June 30, 1997, and June 30, 1996.


                                                      Year ended June 30,

                                                 1998         1997         1996
                                                 ----        -----         ----
                                                     (Dollars in thousands)
Total stockholders' equity                  $  107,183   $  108,510   $  138,520
Less: liquidation value of preferred stock      35,000       35,000       35,000
                                            ----------   ----------   ----------
Net stockholders' equity                    $   72,183   $   73,510   $  103,520
                                            ==========   ==========   ==========

Total shares of Common Stock issued
    and outstanding (1)                      7,100,000    7,100,000    7,100,000
Book value per common share                 $    10.17   $    10.35   $    14.58
                                            ==========   ==========   ==========


See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality - Allowance for Credit Losses."

(1) As reduced by the preferred stock dividend for the quarter ending June 30, 1996 which was declared and not yet paid as of June 30, 1998.


Results of Operations - Fiscal year ended June 30, 1998 compared to fiscal year ended June 30, 1997

General. The Company reported a net loss attributable to common shares of $1.5 million, or ($0.21) per share, for the years ended June 30, 1998, as compared with a net loss applicable to Common Shares of $30.1 million, or ($4.24) per share, for the fiscal year ended June 30, 1997. The primary reason for the decrease in the Company's net loss for the fiscal year ended June 30, 1998, as compared to the previous year, was the reduction in writeoffs of investments in real estate from $19.7 million in fiscal 1997 to $ $1.1. million in fiscal 1998, a net pre-tax reduction in such writeoffs of $18.6 million, or 94.4%. In addition, the Company's total revenues, excluding other income (expense), increased to $21.8 million during the year ended June 30, 1998, as compared to $18.8 million in the previous year. Total revenues increased during fiscal 1998, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $3.4 million in 1998, as compared with zero in the previous year, and the recognition of a net gain from real estate sales during 1998 of $2.0 million, as compared with a net loss in the previous year of $1.8 million. Other operating expenses declined $1.3 million to $6.1 million during fiscal 1998 as compared to $7.4 million in the previous fiscal year. In addition, other income (expense) was $1.7 million in the year ended June 30, 1998, an increase of $6.5 million, as compared to a loss of $4.8 million recorded as other income (expense) in the previous fiscal year.


759883.4
                                      -34-

Rental Income. For the year ended June 30, 1998, rental income was $13.8 million, a decline of $2.4 million, or 14.7%, from $16.2 million for the year ended June 30, 1997. The decline in rental income was primarily attributable to sales of properties and reductions in the number of rental units at some of the Company's multi-family residential properties as units were converted to condominiums and sold.


759883.4
                                      -35-

Interest Income. For the year ended June 30, 1998, total interest income, net of provisions for possible credit losses, was $2.7 million, a decline of $1.8 million, or 39.7%, from $4.5 million for the previous fiscal year. The decline in interest income in fiscal 1998, as compared with the previous year, was primarily due to a decline in interest from loans and an increase in the provision for possible credit losses in fiscal 1998 as compared with fiscal 1997.

For the year ended June 30, 1998, interest income from loans was $3.7 million, a decline of $824,000, or 18.3%, from $4.5 million for the year ended June 30, 1997. The decline was primarily attributable to the repayment in full of a $10.2 million participation loan secured by real estate in the quarter ended September 30, 1997.

For the year ended June 30, 1998, income from investment securities was $55,000, a decline of $519,000, or 90.4%, from $574,000 for the year ended June 30, 1997. The decline was primarily attributable to the recovery of the Company's $5.0 million preferred stock investment during the quarter ended September 30, 1997. Total proceeds from the recovery of this preferred stock investment were $6.8 million. Accordingly, a gain on the recovery was recognized in the amount of $1.8 million during the year.

For the year ended June 30, 1998, the Company's provision for possible credit losses was $1.5 million, an increase of $500,000, or 50%, from the $1.0 provision taken in the previous fiscal year. These provisions resulted from management's ongoing evaluation of the adequacy of the allowance for credit losses in light of, among other things, the amount of non-performing loans, the risks inherent in the Company's loan portfolio and the markets for real estate and economic conditions in the New York metropolitan area and other areas in which the Company had engaged in lending activities. The provision for credit losses in the fiscal 1998 and 1997 period reflects management's internal analysis of its loan assets. See Note 10 to the Consolidated Financial Statements.

Depreciation - Real Estate Held for Investment. For the year ended June 30, 1998, depreciation charges associated with real estate held for investment were $383,000 an increase of $183,000, or 91.5%, as compared with depreciation charges associated with real estate held for investment in fiscal 1997 of $200,000. Under SFAS-121, the Company is required to depreciate Real Estate Held for Investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. During the year ended June 30, 1998, the Company recorded depreciation charges of approximately $383,000, of which $175,000 represents depreciation of the capitalized costs of the Real Estate Held for Investment (less land value) for five of the Company's six real estate assets from the period May 22, 1998 to June 30, 1998. The remaining $208,000 in depreciation charges recorded during the year ended June 30, 1998 were for the sixth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by SFAS-121, for all Real Estate Held For Investment, that had not been subject to depreciation charges in prior periods. See Note 1 to the Consolidated Financial Statements.

Writedowns of Investments in Real Estate. During the year ended June 30, 1998, the Company wrote down investments in real estate in the amount of $1.1 million. This amount represents a decrease in writedowns for investments in real estate of $18.6 million, or 94.4%, as compared with writedowns taken in fiscal 1997, totaling $19.7 million. During 1998, the Company wrote down two investments in joint ventures, totaling $1.1 million.

During the quarter ended December 31, 1996, the Predecessor Bank determined that it would not immediately undertake the rehabilitation and leasing of an Atlanta, GA office property that had been leased by the Federal Government under a lease with a term which ended during 1997. The Atlanta office property was acquired by the Predecessor Bank in foreclosure and previously had a net book value of approximately $25.3 million. At that time, as an alternative to undertaking the major rehabilitation project and assuming the resultant risk of leasing the building at a rate sufficient to recover the Company's substantially increased investment subsequent to rehabilitation, the Predecessor Bank elected to explore the sale of the property with expected net proceeds of approximately $14.0 million. As a result, the Predecessor Bank established a real estate valuation reserve for this property in the amount of $11.3 million. At June 30, 1998, the Company continues to explore strategic alternatives with respect to this property other than its immediate sale and has, therefore, categorized the property as real estate held for investment.


759883.4
                                      -36-

The Predecessor Bank also decided during the quarter ended December 31, 1996 to dispose of four other real estate properties and one real estate joint venture and has established aggregate real estate valuation reserves for these properties in the amount of $3.4 million.

During the quarter ended September 30, 1996, the Bank also established a $4.0 million real estate valuation reserve providing for the anticipated sale of four other real estate properties at net sale proceeds which are expected to be less than the Bank's previously recorded net book value for those assets.

Other Income. During the year ended June 30, 1998, other income was $5.4 million, an increase of $7.2 million as compared with a loss of $1.8 million in fiscal 1997. Other income increased during fiscal 1998, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $3.4 million in 1998, as compared with zero in the previous year, and the recognition of a net gain from real estate sales during 1998 of $2.0 million as compared with a net loss in the previous year of $1.8 million.

Contingent participation revenues were realized on two junior participation loans, which were paid in full during fiscal 1998. Each of the loans had been sold to Marine on June 28, 1996 and were fully reserved for on the Company's books following the Branch Sale. The Company retained a contingent interest in these two loans approximating $3.3 million in principal amount following the Branch Sale. At June 30, 1998, the Company had a remaining contingent interest in three junior participation loans in which the Company retains an interest of approximately $2.9 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

During the year ended June 30, 1998, the Company sold two properties realizing a net gain on sale of $2.0 million. During the previous fiscal year, the Company sold 13 properties realizing a net loss of $1.8 million.

Property Operating and Maintenance Expenses. For the year ended June 30, 1998, property operating and maintenance expenses ("property expenses") were $10.9 million, a decline of $1.9 million, or 15.2%, from $12.8 million for the year ended June 30, 1997. The decline in property expenses was primarily attributable to reductions in operating costs associated with maintaining rental units at certain multi-family residential properties, as these units were converted to condominiums and sold.

Interest Expense. During the year ended June 30, 1998, the Company recorded interest expenses in the amount of $6.1 million, a decline of $1.3 million, or 17.0%, as compared with interest expenses of $7.4 million in the previous fiscal year. Interest expenses declined in 1998 as compared with 1997 primarily as a result of declines in the average amount borrowed by the Company in fiscal 1998 as compared with fiscal 1997. During 1997, the Company borrowed an average of $73.3 million, a decline of $19.9 million, or 21.4%, as compared with average borrowings of $93.2 million during the year ended June 30, 1997. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1998 as a result of asset dispositions.

Other Expenses. Other expenses consist of the Company's general and administrative expenses. Other expenses do not include direct real estate operations expenses, which are included in "property operating and maintenance expense."

During the year ended June 30, 1998, the Company recorded other expenses in the amount of $6.1 million, a decline of $1.3 million, or 17.0%, as compared with other expenses of $7.4 million in the previous fiscal year. Other expenses declined in 1998 as compared with 1997 primarily as a result of declines in the average amount borrowed by the Company in fiscal 1998 as compared with fiscal 1997. The following table sets forth the components of the Company's other expenses, excluding during the periods indicated.







759883.4
                                      -37-

                                                   Fiscal Year ended June 30,
                                                       1998              1997
                                                       ----              ----
                                                    (Dollars in Thousands)

   Depreciation - other                        $           --   $           15
   Salaries and employee benefits                         900            1,170
   Legal and professional fees                          2,305            1,892
   Management fees                                      2,562            2,942
   Other operating expenses                               350            1,350
                                               --------------   --------------
   Total                                       $        6,117   $        7,369
                                               ==============   ==============

Legal and professional fees expense increased from $1.9 million during the year ended June 30, 1997 to $2.3 million during the same period in 1998, as a result of expenses incurred in connection with the Bank's successful reorganization from a New York State chartered savings bank to a Delaware corporation. The Company initiated these corporate form conversion activities in the quarter ended June 30, 1997. The Company accrued and paid $53,000 and $53,000, respectively, in the year ended June 30, 1997, and the Company accrued and paid $900,000 and $1.6 million, respectively, in the year ended June 30, 1998, for legal and professional fees associated with this conversion.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1998, the Company accrued $2.9 million in fees payable to the Management
Company, of which $360,000 related to fees incurred for the successful disposition of assets. During the year ended June 30, 1997, the Company accrued $3.7 million in fees payable to the Management Company, of which $774,000 related to fees incurred for the successful disposition of assets. At June 30, 1998, the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $224,000. See "Management."

All other operating expenses declined $1.0 million, or 74.1%, to $350,000 for the year ended June 30, 1998 as compared with the year ended June 30, 1997, in which other operating expenses were $1.35 million. These expenses declined in 1998, as compared with the previous year due to the Company's continuing efforts to reduce the expense of managing its operations.

Other Income (Expense). Other income and expense was income of $1.7 million during the year ended June 30, 1998, an increase of $6.5 million, as compared to the year ended June 30, 1997 where other income (expense) was a loss of $4.8 million. Other income (expense) in the year ended June 30, 1998 was primarily due to the $1.8 million recorded gain on sale of the Company's largest preferred stock holding during the quarter ended September 31, 1997.

During the quarter ended December 31, 1996, the Company and Marine undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by Marine related to certain assets acquired by Marine in the Branch Sale. The establishment of this reserve is reflected on the Statement of Operations, for fiscal 1997, as provision for Marine Branch Sale contingencies. The Company believes that the remaining reserve for closing settlement adjustments adequately provides for claims which may be asserted by Marine.

Provision for Income Taxes. Statement of Financial Accounting Standards No. 109 (SFAS-109), "Accounting for Income Taxes," requires the Company to recognize a deferred tax asset relating to the unrecognized benefit for all temporary differences that will result in future tax deductions and for all unused NOL and tax credit carryforwards, subject to, in certain circumstances, reduction of the asset by a valuation allowance. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on

759883.4
                                      -38-
a review of available evidence. Realization of tax benefits for deductible temporary differences and unused NOL and tax credit carryforwards may be based upon the future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and, if appropriate, from tax planning strategies.


The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for fiscal 1998, fiscal 1997, and fiscal 1996. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. For additional information, see Note 19 to the Consolidated Financial Statements.

Under SFAS-109, at June 30, 1998, the Company recorded a net deferred tax asset of approximately $19.2 million and deferred tax liabilities of $19.2 million. The net deferred tax asset reflects gross deferred tax assets of $68.6 million and a valuation allowance of $49.4 million. The net deferred tax asset represents primarily the anticipated federal and state and local tax benefits that could be realized in future years upon the utilization of existing tax attributes. The deferred tax asset primarily relates to provisions for anticipated credit losses recognized for financial statement purposes that have not yet been realized for tax purposes, suspended passive activity losses and credits, deferred income on venture investments and available NOL carryforwards. Generally, the amount of a company's net deferred tax asset may serve to increase its net worth under generally accepted accounting principles. However, because of the net losses incurred by the Company in recent years, the Company established a $49.4 million valuation allowance, resulting in a net deferred tax asset of $19.2 million. The valuation allowance decreased by approximately $12.5 million during the fiscal year ended June 30, 1998. Realization of the net deferred tax asset is expected to occur upon reversal of existing taxable temporary differences for which deferred tax liabilities of $19.2 million have been recorded.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the year ended June 30, 1998, the Company recorded a net provision for income taxes of $434,000, primarily to reflect the effects of operations and asset disposition on its current state and local income tax liability at June 30, 1998.

During the year ended June 30, 1997, the Company completed a review of its potential current and deferred federal and state tax liability for the fiscal year in light of the Branch Sale and its related effect. As a result of the review of its potential current and deferred tax liabilities and the results of operations for the twelve months ended June 30, 1997, the Company reduced its provision (recorded a benefit from) for state and local income taxes by $3.3 million. Additionally, the Company reduced its estimated current state and local income tax liability at June 30, 1997 to reflect the effect of the Branch Sale and disposition transactions completed during the twelve months ended June 30, 1997.


Results of Operations - Fiscal year ended June 30, 1997 compared to fiscal year ended June 30, 1996

General. The Company reported a net loss attributable to common shares of $30.1 million or ($4.24) per share for the years ended June 30, 1997, as compared with net income applicable to Common Shares of $49.8 million or $7.01 per share for the fiscal year ended June 30, 1996. The primary reason for the decrease in the Company's net income in the fiscal year ended June 30, 1997 as compared to the previous year was the net pre-tax gain of $77.6 million on the Branch Sale recorded in 1996, a decrease in income (net of interest expenses) in fiscal 1997 as compared to fiscal 1996 of $30.3 million as a result of the substantial decline in net earning assets as a result of the Branch Sale and an increase in the writedowns of investments in real estate from $1.9 million in fiscal 1996 to $19.7 million in fiscal 1997, partially offset by reduction in operating expenses in 1997 as compared to the previous year of $36.7 million.

In fiscal 1996, the operations of the Company, operating as the Predecessor Bank, were substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets,

759883.4
                                      -39-
including investment securities, mortgage-backed and related securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits, FHLB advances and other borrowed funds. Net interest income is determined by an institution's interest rate spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amount of interest-earning assets and interest-bearing liabilities. Net interest income can be positively or negatively impacted by changes in interest rates. The level of the Company's non-performing loan assets continues to have a negative effect on net interest income.

Rental Income. For the year ended June 30, 1997, rental income was $16.2 million, a decline of $2.4 million, or 12.8%, from $18.5 million for the year ended June 30, 1996. The decline in rental income was due to the sale of 10 real estate properties in 1997. In addition, the decline in rental income was also partially attributable to reductions of rental units at some of the Company's multi-family residential properties as units were converted to condominiums and sold. In addition rental income declined as a result of falling occupancy rates at certain other properties.

Interest Income. For the year ended June 30, 1997, total interest income, net of provisions for possible credit losses, was $4.5 million, a decline of $84.7 million, or 95.0%, from $89.2 million for the previous fiscal year. The decline in interest income in fiscal 1997, as compared with the previous year, was primarily due to a decline in interest and other interest-bearing assets as a result of the Branch Sale.

For the year ended June 30, 1997, the Company's provision for possible credit losses was $1.0 million, a decrease of $4.3 million, or 80.9%, from the $5.3 million provision taken in the previous fiscal year. These provisions resulted from management's ongoing evaluation of the adequacy of the allowance for credit losses in light of, among other things, the amount of non-performing loans, the risks inherent in the Company's loan portfolio and the markets for real estate and economic conditions in the New York metropolitan area and other areas in which the Company had engaged in lending activities. The provision for credit losses in the fiscal 1997 and 1996 period reflects management's internal analysis of its loan assets. See Note 10 to the Consolidated Financial Statements.

Writedowns of Investments in Real Estate. During the year ended June 30, 1997, the Company wrote down investments in real estate in the amount of $19.7 million. This amount represents an increase in writedowns for investments in real estate of $18.6 million, or 94.4%, as compared with writedowns taken in fiscal 1997, totaling $19.7 million. During 1998, the Company wrote down two investments in joint ventures, totaling $1.1 million.

During the quarter ended December 31, 1996, the Predecessor Bank determined that it would not undertake the rehabilitation and leasing of an Atlanta, GA office property leased by the Federal Government under a lease with a term which ended during 1997. The Atlanta office property was acquired by the Predecessor Bank in foreclosure and previously had a net book value of approximately $25.3 million. As an alternative to undertaking the major rehabilitation project and the risk of leasing the building to recover the Predecessor Bank's substantially increased investment subsequent to rehabilitation, the Predecessor Bank elected to list the property for sale at that time with expected net proceeds of approximately $14.0 million. As a result, the Predecessor Bank established a real estate valuation reserve for this property in the amount of $11.3 million. At June 30, 1998, the Company continues to explore strategic alternatives with respect to this property in addition to its immediate sale. The Predecessor Bank also decided during the quarter ended December 31, 1996 to dispose of four other real estate properties and one real estate joint venture and has established aggregate real estate valuation reserves for these properties in the amount of $3.4 million.

During the quarter ended September 30, 1996, the Predecessor Bank also established a $4.0 million real estate valuation reserve providing for the anticipated sale of four other real estate properties at net sale proceeds which are expected to be less than the Predecessor Bank's previously recorded net book value for those assets.

Other Income. During the year ended June 30, 1997, other income was a reported loss of $1.8 million, an increase of $1.7 million as compared with a loss of $3.5 million in fiscal 1996. The loss reported in other income decreased during fiscal 1997, as compared with the previous year as a result of the reduced losses realized on the sale of investments in real estate during 1997 as compared with the previous year.

Property Operating and Maintenance Expenses. For the year ended June 30, 1997, property operating and maintenance expenses ("property expenses") were $12.8 million, a decline of $4.9 million, or 27.7%, from $17.7 million for the year ended June 30, 1996. The decline in property expenses was primarily attributable to the sale of real estate assets as a result of the Branch Sale and additional real estate asset dispositions which took place in fiscal 1997.



759883.4
                                      -40-

Interest Expense. The Company's interest expense decreased by $54.4 million or 88.1% during the fiscal year ended June 30, 1997 compared to fiscal 1996. Such decrease was primarily attributable to the decrease in the Company's average balances of interest-bearing liabilities in 1997 as compared with 1996 following the Branch Sale.

Other Expenses. During the year ended June 30, 1997, the Company recorded other expenses in the amount of $7.4 million, a decline of $29.4 million, or 80.0%, as compared with other expenses of $36.8 million in the previous fiscal year. Other expenses declined in 1997, as compared with 1997, primarily as a result of the substantial reduction in the Company's operating activities and associated expenses following the Branch Sale. The following table sets forth the components of the Company's other expenses, excluding during the periods indicated.


                                                              Fiscal Year ended
   June 30,
                                                         1997             1996
                                                        (Dollars in Thousands)
--------------------------------------------------------------------------------
   Depreciation - other                              $     15        $     951
   Salaries and employee benefits                       1,170           14,163
   Legal and professional fees                          1,892            4,521
   Management fees                                      2,942               --
   Other operating expenses                             1,350           17,119
                                                     --------        ---------
       Total                                         $  7,369        $  36,754
                                                     ========        =========

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1997, the Company accrued $3.7 million in fees payable to the Management
Company, of which $774,000 related to fees incurred for the successful disposition of assets. See "Management."

Other Income (Expense). Other income and expense was a loss of $4.8 million during the year ended June 30, 1997, a decrease of $85.7 million, as compared to the year ended June 30, 1997 where other income (expense) was $81.0 million.

During the quarter ended December 31, 1996, the Company and Marine undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by Marine related to certain assets acquired by Marine in the Branch Sale. The establishment of this reserve is reflected on the Statement of Operations, for fiscal 1997, as provision for Marine Branch Sale contingencies. The Company believes that the remaining reserve for closing settlement adjustments adequately provides for claims which may be asserted by Marine.

Other income (expense) in fiscal 1997, includes a recorded gain of $77.6 million related to the premium paid by Marine for the branches and purchased assets of the Predecessor Bank as a result of the Branch Sale.

Income Tax Expense. The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for fiscal 1997, fiscal 1996, and fiscal 1995. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. For additional information, see Note 19 to the Consolidated Financial Statements.

Under SFAS No. 109, at June 30, 1997, the Company recorded a net deferred tax asset of approximately $19.6 million and deferred tax liabilities of $19.6 million. The net deferred tax asset reflects gross deferred tax assets of $56.4 million and a valuation allowance of $36.9 million. The net deferred tax asset represents primarily the

759883.4
                                      -41-
anticipated federal and state and local tax benefits that could be realized in future years upon the utilization of existing tax attributes. The deferred tax asset primarily relates to provisions for anticipated credit losses recognized for financial statement purposes that have not yet been realized for tax purposes, suspended passive activity losses and credits, deferred income on venture investments and available NOL carryforwards. Generally, the amount of an institution's net deferred tax asset may serve to increase its net worth under generally accepted accounting principles. However, because of the net losses incurred by the Company in recent years, the Company established a $36.9 million valuation allowance, resulting in a net deferred tax asset of $19.6 million. The valuation allowance increased by approximately $2.9 million during the fiscal year ended June 30, 1997. Realization of the net deferred tax asset is expected to occur upon reversal of existing taxable temporary differences for which deferred tax liabilities of $19.6 million have been recorded.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the year ended June 30, 1997, the Company completed a review of its potential current and deferred federal and state tax liability for the fiscal year in light of the Branch Sale and its related effect. As a result of the review of its potential current and deferred tax liabilities and the results of operations for the twelve months ended June 30, 1997, the Company reduced its provision (recorded a benefit from) for state and local income taxes by $3.3 million. Additionally, the Company reduced its estimated current state and local income tax liability at June 30, 1997 to reflect the effect of the Branch Sale and disposition transactions completed during the twelve months ended June 30, 1997.

Income tax expense in 1996 was $11.7 million, which was largely attributable to provisions made for taxes associated with the Predecessor Bank's $77.6 million gain on the Branch Sale. During 1996, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported income before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses.


Asset Quality

Loan Asset Portfolio Composition The high levels of the Company's non-performing loan assets in recent years was primarily attributable to the Company's emphasis during the mid- to late-1980s on loans to joint ventures for the acquisition, development and construction of real estate in which the Company or a subsidiary had an equity interest, commercial business loans, commercial real estate loans and multi-family residential loans. Primarily as a result of the restrictions imposed by the NYSBD, the Company did not originate any such loans during the years ended June 30, 1998 and 1997.

Among various types of loans secured by real estate, commercial real estate, construction and multi-family residential loans are generally considered to involve more risk than single-family residential loans due to, among other things, the higher principal amount of such loans and the effects of a downturn in general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values. At June 30, 1998, the Company's total loans secured by real estate portfolio of $59.0 million included $24.6 million or 41.8% of multi-family residential loans and $33.1 million or 56.0% of commercial real estate loans. Since the early 1990s, the Company continued to originate such loans, on a limited basis, in connection with the sale of investments in real estate and other resolutions of non-performing assets.

The Company discontinued construction lending and loans to joint ventures in 1991. Construction lending is considered to involve even more credit risk than multi-family residential and commercial real estate lending. Construction loans generally require only interest payments prior to the ultimate sale or lease of the completed project, which are funded by the lender and added to the outstanding  principal  of the loan.  To evaluate a  construction  loan prior to completion, leasing and/or sale of the underlying property, the Company must rely on estimates of anticipated completed cost and subjective assessments of future demand for the completed project. Accurate assessments of these factors have been (and continue to be) difficult to perform because of the weakness of the local economies and the real estate markets in which the Company has engaged in lending activities. Loans to joint ventures are subject to the same risks as construction loans and may even be more susceptible to risks of uncertain costs and changing economic conditions due to the broader scope and longer term of some ventures and the Company's status in some ventures as an equity participant.


759883.4
                                      -42-

The Company's multi-family residential, commercial real estate and construction lending activities included activities conducted outside of its primary market area, primarily in states on the eastern and western coasts of the United States. Although the Company's largest concentration remains in New York, in which the Company had $53.2 million of multi-family residential and commercial real estate at June 30, 1998, primarily located in the New York metropolitan area, at such date the Company also had $1.4 million, $1.8 million and $1.3 million of such loans in California, Kentucky and other states, respectively. Like the New York metropolitan area, certain of these states, particularly California, have experienced adverse economic conditions, including declining business and real estate activity and declining real estate values, resulting in increases in loan delinquencies, defaults and foreclosures. Loans secured by properties located outside of the Company's primary market area may involve a higher degree of risk because the Company may not be as familiar with economic conditions and other relevant factors as it would be in the case of loans secured by properties in its primary market area.

Non-performing loans are those loans placed on non-accrual status and loans which are on accrual status but delinquent 90 days or more. The Company generally places a loan which is delinquent 90 days or more on non-accrual status unless it is well secured and, in the opinion of management, collection appears likely. In addition, the Company may place a loan on non-accrual status even when it is not yet delinquent 90 days or more if the Company makes a determination that such loan is not collectible. When loans are placed on non-accrual status, any accrued but unpaid interest on the loan is reversed and future interest income is recognized only if actually received by the Company and collection of principal is not in doubt.

The commercial business lending activities emphasized by the Company during the mid-to late-1980s also involved a high degree of risk. These activities were conducted primarily through Quest, a wholly-owned subsidiary of the Company which was formed in 1986 to implement a program of secured and unsecured commercial business lending. The loans, and in certain cases equity investments, made by Quest generally involved the buyout, acquisition or recapitalization of an existing business and included management buyouts and corporate mergers and acquisitions. Such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. The Company discontinued its new commercial business lending activities in 1991 and, as a result, the Company's gross commercial business loans decreased to $8.5 million at June 30, 1998, as compared to $12.8 million at June 30, 1997. At June 30, 1998, the remaining investments made through Quest consisted of $1.3 million of equity securities, net.

The following table summarizes the gross and net carrying values of the Company's non-performing loan assets at June 30, 1998.


------------------------------------------------------------------------------------------------
                                                  Write-downs                    Net Book Value
                                    Gross          Specific                    as a percentage of
                                   Balance         Reserves (1)   Net Value      Gross Balance

                                                    (Dollars in Thousands)
   --------------------------------------------------------------------------------------------

   Non-performing loans:
   Single-family residential      $   1,306      $      194       $   1,112        85.2%
   Multi-family residential          14,724           6,485           8,239        56.0
   Commercial real estate             6,611           3,900           2,711        41.0
                                  ---------          -----           -----        -----
   Total non-performing real
   estate loans                      22,641          10,579          12,062        53.3

   Commercial business                8,458           2,290           6,168        72.9
   Consumer                           1,973              50           1,923        97.5

759883.4
                                      -43-

   Total non-performing
   commercial business and
   consumer loans                    10,431           2,340           8,091        77.7
                                     ------           -----           -----        ----

   Total non-performing loans
                                 $   33,072        $ 12,919       $  20,153        60.9%
                                 ==========        ========       =========       =====


Non-performing Loan Activity. The following tables set forth the activity in the Company's non-performing loan assets during the periods indicated.


                                                                Year ended June 30,
                                                       ----------------------------------
                                                  1998                  1997              1996
                                                  ----                  ----              ----
                                                            (Dollars in Thousands)
   Beginning balance                        $       47,948    $        36,816     $        57,550
      Additions                                      3,266             16,033              27,662
      Transfers to REO                                  --                (34)             (7,852)
      Write-offs                                    (8,917)                --              (7,825)
      Moved to performing loans                     (2,165)                --             (14,738)
      Satisfaction/sales                            (7,060)            (4,867)            (17,981)
                                            --------------    ---------------     ---------------
   Ending balance                           $       33,072    $        47,948     $        36,816
                                            ==============    ===============     ===============

Non-performing loans decreased by $14.9 million or 31.0% during the year ended June 30, 1998 following an increase of $11.1 million or 30.2% during the fiscal year ended June 30, 1997. The decrease in non-performing loans in fiscal 1998 reflects continued efforts to liquidate assets. The increase in non-performing loans in 1997 was the result of the continued deterioration in certain loans placed in non-performing status.

Loans to Finance the Sale of Real Estate. The Company had previously financed the sale of investments in real estate under appropriate circumstances. Such financing was provided by the Company on what management of the Company considered to be market terms, which generally were more flexible than the Company's standard underwriting guidelines for multi-family residential and commercial real estate loans. All loans to finance the sale of investments in real estate were approved in advance by the Board of Directors of the Company and involve an amount of borrower equity and other terms which result in the transaction constituting a sale of the property under generally accepted accounting principles. At June 30, 1998 and 1997, the Company did not retain any loans which had been made to finance the sale of investments in real estate, except those reflected in loans sold, with recourse, net. (See "Asset Sales" and Notes 8, 9 and 11 to the Consolidated Financial Statements).

Restructured Loans. The Company's asset resolution efforts previously included the restructuring of loans primarily as a result of the financial condition of the property which secures the loan. The Company encourages restructure agreements only when it is in the best interest of the Company and it is practical for the borrower.

The Work-Out Group, and after the Branch Sale RB Management, is responsible for promptly responding to problem loans to determine if a restructuring is viable or to commence foreclosure proceedings. Many problem loans are such due to market conditions (particularly vacancies or market-driven rent reductions, either of which may result in an impairment of the economic viability of the underlying property). Therefore, non-performing loans may be restructured by an agreement which recognizes that the borrower's inability to meet contractual terms may be remedied through a modification which both protects the financial interests of the Company and is economically feasible for the borrower.

At June 30, 1998, the Company had restructured loans which aggregated $23.0 million and were performing in accordance with their restructured terms. At the same date, the Company's restructured loans had been outstanding

759883.4
                                      -44-
for periods which range from 17 months to approximately five years. The Company's restructured loans generally have performed in accordance with their restructured terms. At June 30, 1998, the Company had 3 restructured loans with an aggregate balance of $15.8 million which were included in the Company's non-performing loans. Payments on these loans are being made in accordance with the restructured terms.

As a result of restructurings which reduced the initial interest rate on certain loans, the Company's restructured loans had a weighted average rate of 7.08% at June 30, 1998, as compared to an original weighted average rate of 10.16%. The Company's restructured loans generally do not call for the payment of foregone interest at a later date, although many of such loans provide for increases in the interest rate over the life of the loan.

The Company's restructured loans may have been renegotiated to lower the interest rate, to defer the payment of principal and/or interest or to effect other concessions. Because restructured loans may include concessionary terms related to interest rates, payment terms, loan-to-value ratios and debt service coverage, however, such loans have a higher degree of credit risk than the remainder of the performing loans in the Company's loan portfolio.

The following table sets forth information regarding the Company's restructured loans at the dates indicated.


                                                  June 30,
                                              1998             1997              1996
                                              ----             ----              ----
                                                  (Dollars in Thousands)
   Multi-family residential              $      22,499      $    23,954     $    27,167
   Commercial real estate                          500              500           2,675
   Commercial business                             --                --              --
                                         -------------      -----------     ------------
      Total                              $      22,999      $    24,454     $    29,842
                                         =============      ===========     ===========
   Total restructured loans as a
      percentage of total loans                  33.12%           25.53%          34.65%
   Total restructured loans as a
      percentage of total assets                 12.18%           11.55%          10.45%


Allowance for Credit Losses. Although the process of evaluating the adequacy of the Company's reserves involves a high degree of management judgment, such judgment is based, in part, on systematic procedures deemed helpful in assessing the adequacy of the Company's reserves. The Company's reserve analysis is prepared quarterly in conjunction with the Company's internal asset classification system and is used by management in determining if an additional provision is required to maintain the allowance for credit losses at an appropriate level or additional write-downs of equity investments and investments in real estate are needed to reduce the carrying values of such assets in accordance with the requirements of generally accepted accounting principles.

The Company's reserve analysis is a computation of reserve requirements based upon the risks inherent in the various asset portfolios. The various categories of loans are grouped separately to recognize the various degrees of risk associated with them. Loan portfolios are further stratified by internal asset classification categories to assign higher risk weighted reserve percentages or include targeted reserve definitions. Aggregated computed reserve balances are compared to recorded reserves to measure the adequacy of reserve levels.

The Company's provisions for credit losses and write-downs of investments in real estate have been significant in recent years. Such provisions and write-downs aggregated $2.6 million, $20.7 million and $7.1 million during the years ended June 30, 1998, 1997 and 1996 and contributed significantly to the Company's recorded net losses (excluding the effects of the Branch Sale in 1996) during those years.

At June 30, 1998, the Company's allowance for credit losses amounted to $20.0 million or 28.9% of total loans and 60.6% of non-performing loans, as compared to $31.6 million or 33.0% of total loans and 65.9% of non-performing loans at June 30, 1997. The decrease in the Company's allowance for credit losses in 1998 reflects the continued decrease in the size of the Company's loan portfolio and management's internal analysis of the composition of its non-performing assets. Of the $20.0 million allowance for credit losses at June 30, 1998, $12.9 million or 64.5% were specific reserves relating to particular loans and $7.1 million or
35.5  were  general  reserves.   See  Note  10  to  the  Consolidated  Financial
Statements.


759883.4
                                      -45-

Management of the Company, based on facts available to it, believes that the Company's allowance for credit losses at June 30, 1998 was adequate and that the net carrying value of the Company's investments in real estate equaled the lower of cost or fair value minus estimated costs to sell. It is anticipated, however, that the adverse effects of the high level of the Company's non-performing assets, consisting of provisions for credit losses, net loan charge-offs, loss of interest income on non-performing loans, write-downs of investments in real estate and increased operating expenses as a result of the allocation of resources to the collection and work-out of non-performing assets, will continue to adversely affect the Company's operations. Because the nature and extent of these adverse effects will be dependent on many factors outside the control of the Company, including conditions in the relevant real estate markets and prevailing interest rates, these adverse effects are not presently determinable by the Company.

In establishing an appropriate level of loan loss reserves, the Company does not attempt to predict whether or how much the real estate market and general economy of its market area may decline in the future. However, the Company continues to closely monitor the status of its loan portfolio in relation to the economic and market conditions in the relevant area for any further signs of weakening. If declining conditions in the relevant area continue, particularly in the New York City metropolitan area, causing existing non-performing loan situations to worsen and additional loans to be classified as non-performing, significant additional provisions for credit losses may be required.


759883.4
                                      -46-

The following table sets forth information concerning the activity in the Company's allowance for credit losses during the periods indicated.


                                                                                                                          Fiscal
                                                                                                        Six months      Year ended
                                                             Fiscal Year Ended June 30,                ended June 30,   December 31,
                                            ------------------------     ---------------------------   --------------  -------------
                                                                              (Dollars in Thousands)
                                                  1998         1997            1996            1995            1994          1993
                                            ----------     ---------     -----------     -----------   --------------  -------------

Average loans outstanding                  $    86,139      $99,403      $1,018,477      $1,007,333      $1,080,317    $1,311,904
                                           ===========      =======      ==========      ==========      ==========    ==========

Allowance at the beginning of the period   $    31,570      $34,142         $33,985         $41,076         $55,258       $92,589

Charge-offs:
  Single-family residential loans               (2,026)      (3,523)         (1,089)         (1,302)            (39)       (2,046)
  Multi-family residential loans                (1,147)      (1,287)         (2,665)           (850)        (13,336)      (11,060)
  Commercial real estate loans                  (3,801)          --          (6,795)        (11,160)         (1,518)      (23,249)
  Commercial business loans                     (3,773)         (23)             --          (1,380)         (1,500)         (442)
  Consumer loans and other                      (2,827)          --             (21)             (9)            (36)      (13,917)
                                           -----------      -------         -------         -------         -------       -------
Total loans charged off                        (13,574)      (4,833)        (10,570)        (14,701)        (16,429)      (50,714)
                                           ===========      =======      ==========      ==========      ==========    ==========

Recoveries:
  Single-family residential loans                  204           98              40              10              --            --
  Multi-family residential loans                     3          704              --           1,424              --            --
  Commercial real estate loans                     146          437              --           1,135             347           555
  Consumer loans and other                         188           22               1              --              --            --
                                           -----------      -------         -------         -------         -------       -------

Total loans recovered                              541        1,261              41           2,569             347           555
  Net charge-offs                              (13,033)      (3,572)        (10,529)        (12,132)         (6,082)      (50,159)
Additions charged to operating expenses          1,500        1,000           5,250           5,041           1,900        12,828
Additions charged to non-operating expenses         --           --           5,436              --              --            --
                                           -----------      -------         -------         -------         -------       -------
Allowance at end of period (1)             $    20,037      $31,570         $34,142         $33,985         $41,076       $55,258
                                           ===========      =======      ==========      ==========      ==========    ==========
Ratio of net charge-offs to average
  loans outstanding                              15.13%        3.59%           1.03%           1.20%           4.05%         3.82%
Ratio of allowance to total loans at
  end of period (1)                              28.86        32.96           33.15            3.36            4.06          5.36
Ratio of allowance to non-performing
  loans at end of period (1)                     60.59        65.84           92.74           59.05           37.23         34.25

(1) As noted above, the decrease in the Company's allowance for credit losses in recent periods reflects the transfer of a substantial amount of non-performing loans to investments in real estate and the Company's loan restructuring activities, the continued decrease in the size of the Company's loan portfolio and management's internal analysis of the composition of its non-performing assets.

(2)   Percentages for the six month period are computed on an annualized basis.

759883.4
                                      -47-

The following table sets forth information concerning the allocation of the Company's allowance for credit losses by loan categories at the dates indicated.

                                June 30, 1998                     June 30, 1997                    June 30, 1996
                           ------------------------------------------------------------------------------------------------
                                           Percent                          Percent                          Percent
                                           Of Total                         Of Total                         Of Total
                                           Loans by                         Loans by                         Loans by
                           Amount          Category         Amount          Category         Amount          Category
                           ------          --------         ------          --------         ------          --------
   Single-family
   residential           $        328          0.47%  $     1,294               1.86%        $     1,410        2.03%

   Multi-family
   residential                  9,011         12.98         8,553              12.32              12,359       17.80

   Commercial real
   estate                       7,290         10.50        16,543              23.82              10,822       15.59

   Construction                    --          0.00            --               0.00                 --        0.00

   Commercial
   business                     3,157          4.55         4,357               6.27               6,956       10.02

   Consumer                       251          0.36           823               1.19               2,595        3.74
                           ----------                  ----------                              ---------

                           $   20,037                  $   31,570                             $   34,142
                           ==========                  ==========                              ==========



                  June 30, 1995                    June 30, 1994
                      ----------------------------------------------------------
                                      Percent                           Percent
                                      Of Total                         Of Total
                                      Loans by                         Loans by
                      Amount          Category          Amount         Category
                      ------          --------          ------         --------

  Single-family
   residential      $        986        0.42%   $     1,488              0.71%

   Multi-family
   residential             2,969        1.19          3,008              1.23

   Commercial real
   estate                 21,302        4.59         30,248              6.19

   Construction            2,746       51.80            717             11.65

   Commercial
   business                5,982       16.30          5,533             13.76

   Consumer                --           0.00             82              0.53
                       ---------                  ---------

                      $   33,985                 $   41,076
                      ==========                 ==========


759883.4
                                      -48-

Asset Carrying Values. Investments in real estate are recorded on the books of the Company at the lower of the Company's historical cost, less applicable depreciation for real estate held for investment, or the estimated fair value of the property minus estimated costs to sell. Adjustments made to the value at transfer are charged to the allowance for credit losses. See Notes 1, 10, 12 and 13 to the Consolidated Financial Statements.

The Company primarily utilizes two means of valuation in evaluating the carrying value of its investments in real estate: (1) appraisals and (2) discounted cash flows. The discounted cash flow ("DCF") is based on assumptions wherein the forecasted future cash flow attributable to the benefits of ownership are discounted, at a rate commensurate with the risk involved, to a present value. The DCF is based on information from various sources, including: actual operating results, recent appraisals, third party market information and current investment parameters. The Company believes that the DCF approach generally is the most accurate predictor of value of a real estate asset over time. This approach is an accepted means of valuation under GAAP. Under GAAP, among other things, the DCF method allows for adjustments when local markets are dominated by forced or liquidation sales, or when properties have unusual characteristics, so that value estimates can be based on rent levels and occupancy that are reasonably estimated to be achieved over time. The Company utilizes management judgement and does not generally make adjustments to appraisal assumptions using worst case scenarios that are unlikely to occur, direct capitalization of non-stabilized income flows or simple projections of current levels of operating income if markets are depressed but can be expected over a reasonable period of time to return to stabilized conditions. Generally, for purposes of the DCF analysis, property cash flows will be extended until stabilization, as it is the Company's intent is to sell investments in real estate as quickly as possible, assuming a stabilized sales price can be achieved. Assumptions in the DCF model are made to most accurately reflect the Company's asset disposition plan.

The Company's real estate loan appraisal policy generally requires that all appraisals conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and prepared by an appraiser who is either certified or licensed by the state in which the property is located. Appraisals may be performed by an outside fee appraiser or by a staff appraiser, provided that, among other things, such appraiser is independent of the lending, investment and collection functions of the Company.

The Company generally reviews the value of its investments in real estate on at least a quarterly basis. In the event that such reviews indicate a decline in the value of such investments, write-downs are recorded as appropriate.

Strategy. Following the Branch Sale, the Management Company assumed the duties of the Predecessor Bank's former "Work-Out Group" which monitored the Predecessor Bank's problem assets. The Management Company continues to monitor the Company's problem assets and develop individual business plans, including cash flow analysis, for each problem asset after inspections, analysis of economic factors and meetings with the borrower and counsel. These plans are then documented for approval of the Board of Directors of the Company. See "Management."

Loans which become delinquent are analyzed to determine the nature and extent of the problem and whether a restructuring of the loan or some other method of resolution is appropriate under the circumstances. Every effort is made by the Company to work with borrowers who are cooperative with the Company to effect a restructuring that is economically feasible for both parties. When the Company concludes that a restructuring is not economically feasible or where the borrower does not demonstrate a willingness to cooperate, the Company pursues available legal remedies. In most cases, the Company's strategy in recent years has been to aggressively pursue the foreclosure process when a restructuring or other resolution of a non-performing loan does not appear to be feasible or otherwise in the best interests of the Company. This strategy has been pursued so that the Company can acquire control of the security property as soon as possible, and thereby implement a strategy designed by the Company for disposition and ultimate resolution.

Loans that go through the foreclosure process, particularly in New York, are subject to extensive delays before the Company can gain title to the property. Non-judicial foreclosure generally is unavailable in New York, and the procedures mandated by New York law can result in time-consuming litigation in order to foreclose a mortgage loan. Moreover, the federal and state courts in New York are overburdened with litigation and, as a result, decisions are often delayed. Further complications occur when bankruptcy proceedings are involved. For all these reasons, it can take an extended period of time, often two to six years, for a lender to obtain title to property that secures a loan which is in default. Although the foreclosure process can be long and complicated, the Company aggressively

759883.4
                                      -49-
pursues foreclosures or negotiates with borrowers to acquire properties which secure problem loans by deed-in-lieu of foreclosure.

The Company's general approach once it has acquired an investment in real estate has been to seek to minimize further losses to the Company through active management of the properties while they are held by the Company and by developing disposition strategies tailored to the individual properties and whose ultimate objective is to sell each property at, or above, its net book value. The Company generally pursues a specific disposition strategy for each investment in real estate because it believes that the depressed levels of the real estate markets in which the Company has engaged in lending activities will improve as national and regional economies recover and that it has the requisite real estate expertise to individually address and resolve each problem asset. Although the Company has evaluated bulk sales of non-performing assets from time to time, it has not elected to pursue this strategy to date because it believes that the discounts which are sought by potential purchasers are excessive, that individual disposition strategies have the most potential for maximum recovery and return to the Company and that the Company did not have sufficient equity capital prior to and following the Offering to support such a strategy. There can be no assurance, however, that the Company will be successful in its disposition strategies.

The Company's approach with respect to a particular investment in real estate generally falls into one of the following categories: (i) attempt to sell the investment as soon as practicable, (ii) actively manage the property until the cash flow and other relevant factors have been stabilized or (iii) develop the property to facilitate sale. Each of these strategies generally involves some investment by the Company to improve the property in order to make it more saleable, which can range from minor fix-up costs to substantial costs to develop the property. Each work-out strategy is reviewed and approved by the Company's Board of Directors.

In most cases, the Company's strategy consists of an attempt to sell the property as soon as practicable. The Company generally works closely with a real estate brokerage firm in this regard, and frequently will specifically target known investors which it believes may be interested in a particular property which is owned by the Company. In addition, in a few cases during the year ended December 31, 1993, the Company used the public auction process to offer for sale certain investments in real estate. Such auctions can provide broader exposure to potential purchasers than may be able to be obtained through listings by a real estate brokerage firm in the area in which the property is located. Public auctions involve the payment of fees to the auctioneer, which can vary based on, among other things, whether the property is sold and on what terms.

In many cases it seeks to stabilize the cash flow from the property by investing in necessary improvements and seeking to increase the occupancy of the property. This approach increases the amount of time that the Company holds the property, but may enhance the value of the property and be the best means of disposing of the investment without further loss. In certain cases, the Company will have made the investment and taken the actions necessary to stabilize the cash flow from the property, but the real estate markets in the area in which the property is located will not have stabilized or other factors will be present which prevent the Company from selling the property at a price which is reflective of its estimated value. In some cases, the cash flow from the property has been stabilized such that it is providing a yield above the Company's cost of funds, thus effectively making it an earning asset. Although such assets continue to be classified by the Company as investments in real estate and, thus, non-performing assets, the yield provided by the properties increases the Company's flexibility to maximize their value in connection with a sale.

In a number of cases, the Company's strategy to dispose of an investment in real estate has consisted of development of the property. Although this approach may involve the best prospects for maximizing the return to the Company, it also may involve more risk and, as a result, the Company generally does not pursue this alternative unless other alternatives are clearly not preferable under the circumstances. In most cases in which this alternative is pursued, development previously has been initiated by the defaulted borrower prior to the Company's acquisition of the property upon foreclosure or by deed-in-lieu thereof. On occasion, however, the Company has commenced development of an investment in real estate as a disposition strategy.

Liquidity

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses, development costs related to certain real estate projects, and to satisfy the regulatory requirements described below.


759883.4
                                      -50-

At June 30, 1998, the Company had $68.8 million in borrowed funds. In connection with the Branch Sale, the Company obtained financing with Marine (Initial Facilities) which amounted to $60.6 million as of June 30, 1998. Borrowed Funds related to Asset Sale Transactions amounted to $8.2 million at June 30, 1998. The Company actively monitors and manages its cash inflows and outflows in an attempt to maximize payment of its debt obligations to Marine and to invest, to the extent possible, all cash balances.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets. Liquidity for this purpose is defined as unrestricted cash. At June 30, 1998, the Company's liquidity ratio, as so defined, amounted to 6.6% which was within the maintenance range.

Recent Accounting Developments

From time to time the Financial Accounting Standards Board ("FASB") adopts accounting standards (generally referred to as Statements of Financial Accounting Standards, or "SFASs") which set forth required generally accepted accounting principles. Set forth below is a description of certain of the accounting standards recently adopted by the FASB which are relevant to financial institutions such as the Company.

SFAS No. 121. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The SFAS No. 121 definition of long-lived assets includes the Company's other real estate owned and real estate held assets. There was no material effect on the reported operations of the Company resulting from the implementation of SFAS No. 121, which was adopted by the Company during the fiscal year ended June 30, 1997.

SFAS No. 128. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The implementation of SFAS No. 128 is not expected to have any effect on the Company's primary earnings per share for the years ended June 30, 1997, 1996 and 1995.


759883.4
                                      -51-

SFAS No.  130.  During  June 1997,  the FASB  issued  SFAS No.  130,  "Reporting
Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.


Impact of Inflation

The consolidated financial statements and related consolidated data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial positions and operating results in terms of historical dollars without considering the changes in the relative purchasing power of dollars over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs and increases in interest rates paid to depositors. Unlike most commercial enterprises, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Over any given term, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.


Impact of Year 2000.

The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 cost is estimated to be minimal.

The Company believes that modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. Further, due to the limited number of assets managed by the Company and the limited scope of the Company's continuing operations, which could be managed and accounted for by methods not relying on the computer systems currently employed by the Company, if such modifications are not made, or if such modifications and conversions are not completed in a timely manner, the year 2000 issue is unlikely to have a material impact on the operations of the Company.


Risks Associated with Forward-Looking Statements.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-386730 and File No. 333-386730-01) filed with the Securities and Exchange Commission ("SEC"): general economic conditions, which will among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing: difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.




759883.4
                                      -52-

ITEM 8

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages 73 to
114. See accompanying Index to the Consolidated Financial Statements on page 72.



ITEM 9
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.



759883.4
                                      -53-

                                    PART III
ITEM 10

               DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT

Subsequent to the closing of the Branch Sale, although the Company has executive officers under SEC requirements and New York Banking Law, which was formerly applicable to the Predecessor Bank, the Company no longer maintains any significant staff of employees to manage the Company's affairs. Rather, the day-to-day management responsibilities of the Company are vested with the Management Company, a newly formed management company affiliated with Mr. Dworman. A significant amount of services, necessary to manage and dispose of the Company's assets, have been and will be provided by the Management Company or third party subcontractors who will not have any continuing fiduciary obligations to the Company or the stockholders. The selection of third party subcontractors to provide various services to the Company will be made by the Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns from the disposition of its assets will depend on the efforts of the Management Company and third party contractors retained to provide services to the Company.

Directors of the Company

The Company's Board of Directors is divided into three classes of directors, serving staggered three-year terms. At the 1998 annual meeting of stockholders of the Company, the holders of the Preferred Stock elected two directors to serve for a term of one year. The right of holders of Preferred Stock to elect such two directors continues until dividends on the Preferred Stock have been paid for four consecutive quarterly dividend periods at which time such voting rights will terminate.

The name, age as of September 21, 1998, position with the Company, if any, term of office following the Annual Meeting, and period of service as a director, of each of the Company's directors, nominees for election director and proposed nominees for appointment as director are as follows:


             Name                   Age                       Position                   Class             Director
             ----                   ---                       --------                   -----             --------
                                                                                         Term              Since(1)
                                                                                         Expires
   Robin Chandler Duke.........     74            Director, Vice President and              1999           1977
                                                  Secretary (2)
   Alvin Dworman...............     72            Director (3)                              2001           1998
   William D. Hassett..........     62            Director (3) (4)                          2000           1976
   James J. Houlihan...........     46            Director (4)                              2001           1998
   David J. Liptak.............     40            Director (5)                               ---           1998
   Jerome R. McDougal..........     70            Director and Chairman of the              2000           1991
                                                  Board (3)
   Edward V. Regan.............     68            Director (2)                              2001           1995
   David A. Shapiro............     47            Director (2)(4)                           1999           1998
   Jeffrey E. Susskind.........     45            Director (5)                               ---           1998

   (1)  Includes tenure with the Predecessor Bank.
   (2)  Member of the audit committee.
   (3)  Member of the executive committee.
   (4)  Member of the asset management committee.
   (5)  Elected by holders of Preferred Stock for a term of one year.

The principal occupation for the last five years and selected biographical information of each of the directors, nominees for director and executive officers is set forth below.


759883.4
                                      -54-

Robin Chandler Duke. Ms. Duke is National Chairman of Population Action International, and she serves as a director of International Flavors and Fragrances and American Home Products Corporation. Ms. Duke has served in an unsalaried capacity as Vice President and Secretary of the Company and the Predecessor Bank since July 1996.

Alvin Dworman. Mr. Dworman is the founder and chairman of The ADCO Group, a financial services, merchant banking and real estate company established in 1981. Mr. Dworman also has been a director of the Sequa Corporation since 1987 and has been serving as a member of the New York State Real Estate Advisory Committee since 1985.

William D. Hassett. Mr. Hassett, a real estate investor and managing member of Hassett-Belfer Senior Housing L.L.C. is also owner of W.D. Hassett, Inc., a real estate management company. Mr. Hassett, formerly a director of Olympia & York Holdings (USA), was the Chairman of the New York State Urban Development Corporation from 1977 to 1981, Chairman of the Battery Park City Authority from 1979 to 1981, Chairman of the Board of the New York State Dormitory Authority from 1985 to 1994 and is a former New York State Commerce Commissioner. He presently serves as a member of the Real Estate Advisory Committee to the New York State Common Retirement Fund.

James J. Houlihan. Mr. Houlihan has been a partner of Houlihan-Parnes Realtors, LLC, a commercial real estate firm for more than the past five years. Mr. Houlihan is president of JHP Realty Advisors, Inc., a real estate advisory firm and a partner in each of Kislev Management Corp., a commercial real estate management firm, and Real Estate Servicing, Inc. and C.C. Capital Servicing, Inc., both mortgage servicing firms.

David J. Liptak. Mr. Liptak has been the President of West Broadway Partners, Inc., which is the General Partner of West Broadway Partners, L.P. and the investment manager of AIG International West Broadway Fund, Ltd for more than the past five years. Mr. Liptak was previously a Senior Vice President at Oppenheimer & Co., Inc.

Jerome R. McDougal. Mr. McDougal served as Chief Executive Officer of the Company and the Predecessor Bank from April 1995 and as President from July 1997 until he retired from such positions in June 1998. Mr. McDougal served as President and Chief Executive Officer of the Predecessor Bank from March 1991 to April 1995, at which time he became Chairman of the Board and Chief Executive Officer. Prior to joining the Company, Mr. McDougal was Chairman and Chief Executive Officer of the Apple Company for Savings for four years. Prior to joining Apple Company, Mr. McDougal held various positions, including management positions in a manufacturing concern, operating a consulting company, and running one of the largest automotive retail chains in the New York metropolitan area.

Edward V. Regan. Mr. Regan is Chairman of the Municipal Assistance Corporation and Policy Advisor for the Jerome Levy Economics Institute. Mr. Regan previously served as the New York State Comptroller from 1979 to 1993.

David A. Shapiro. Mr. Shapiro has been a portfolio manager for Seneca Capital Management LLC, an investment management firm since May 1995. Mr. Shapiro founded Asset Holdings Group, a privately held originator of senior and mezzanine commercial real estate loans formed in 1993. From 1991 to 1993, Mr. Shapiro also served as an advisor to the Predecessor Bank in connection with the restructuring and disposition of a portion of its commercial real state portfolio.

Jeffrey E. Susskind. Mr. Susskind has been a principal of Strome, Susskind Investment Management, L.P., an investment management company located in Santa Monica, California for more than the past five years. Mr. Susskind was previously an investment manager with Kayne, Anderson & Co. Mr. Susskind is also the Chairman of the Board of Sheridan Energy, Inc., a publicly traded domestic independent energy company engaged in the production of oil and gas.



759883.4
                                      -55-

Board of Directors and Committees

The Company is managed by a nine-member Board of Directors. The Board of Directors has three standing committees, an executive committee, an asset management committee and an audit committee.

Executive Committee. The executive committee is comprised of Messrs. Dworman, Hassett and McDougal. The executive committee oversees the management of the day-to-day business and affairs of the Company and the implementation of the management of the Company's assets.

Audit Committee. The audit committee is comprised of Messrs. Regan and Shapiro and Ms. Duke. The audit committee reviews and provides recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors, financial reporting practices and internal accounting and financial controls and procedures of the Company and monitors the Company's compliance with its policies and procedures. In addition, the audit committee also administers and reviews all compensation policies and will provide recommendations to the Board of Directors with respect thereto.

Asset Management Committee. The asset management committee is comprised of Messrs. Hassett, Houlihan and Shapiro. The asset management committee oversees the performance of the asset portfolio of the Company.

During fiscal year 1998, the Board of Directors (including meetings held by the Board of Directors of the Predecessor Bank) held 17 meetings, including telephonic meetings. The audit committee held 3 meetings during the fiscal year. The asset management committee held 11 meetings. During fiscal year 1998, each director attended 94% of the total number of meetings of the Board of directors and 100% percent of the total number of meetings of committees on which he or she served.

The Company's Board of Directors may, from time to time, establish certain other committees of the Board to facilitate the management of the Company.

Advisory Board: Upon consummation of the Branch Sale, the new Board of Directors established an Advisory Board. The purpose of the Advisory Board is to provide such additional support and advice to the Board of Directors as may from time to time be requested by the Board of Directors. Members of the Advisory Board will be selected annually. The initial members of the Advisory Board are Messrs. Austin 'S. Murphy (Chairman), David L. Yunich, Thomas A. Coleman, Alan V. Tishman and John T. Sargent, each of whom served as a director of the Company in the previous year through June 28, 1996. During 1998, the Board of Directors dissolved the Advisory Board and all members submitted their resignations.

Directors will be elected in a manner consistent with, and shall serve for a term, as provided in the Company's Restated Organization Certificate as Amended and Bylaws.

The Management Company; The Management Agreement: The Company has engaged the Management Company under a management agreement (the "Management Agreement") to provide Company Management Services and Asset Management Services (each as defined below). The responsibilities of the Management Company include, but are not limited to, development and recommendation to the Company's Board of Directors of strategies intended to maximize stockholder value. The Management Company is responsible for developing, recommending and maintaining business plans and operating budgets, individual asset and liability strategies and decisions relating to sales and retentions of assets. The Management Company reports to the Company's Board of Directors or its Asset Management Committee.

The Management Company was newly formed in 1996 and is controlled by Alvin Dworman, who serves as its Managing Member. Mr. Dworman also owns 39.0% of the outstanding Common Stock of the Company.

The Management Company has access to the expertise, resources and business relationships accumulated by Mr. Dworman over 35 years in a wide variety of general business activities. Mr. Dworman currently serves as a member of the Real Estate Advisory Committee of the New York State Employee Retirement System and is a member of the Board of Trustees of the New York Law School. As an individual and as Chairman and Chief Executive Officer of the ADCO Financial Group, Mr. Dworman maintains investments in a number of financial services, banking and real estate entities. During his career, Mr. Dworman has founded, developed, owned and managed a wide variety of entities throughout the United States. Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B hold in the aggregate 50.8% of the Common Stock. In connection with the equity


759883.4
                                      -56-
recapitalization offering in June 1994, Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B agreed not to sell their Common Stock for a period of three years. In addition, such agreement provided that, for an additional two years, they would not sell their Common Stock without the approval of the Board of Directors of the Company under certain circumstances.

The terms of the Loan Agreement with Marine include a requirement that, while any amount remains outstanding under the Facility, Mr. Dworman retain his 39% common stock interest in the Company and remain actively involved in the day-to-day management of the affairs of the Company and its assets.

The Management Company also employs certain individuals previously employed by River Bank who were directly involved in managing the Company's real estate portfolio.

"Company Management Services" includes the management of the general business affairs of the Company, including:

1.      Developing  and  recommending  policies and procedures  appropriate  for continuing the orderly disposition of the Company's assets and implementation of all policies and procedures approved by the Company's Board of Directors or the Asset Management Committee of the Board.
2. Providing quarterly and annual financial and operating reports and such other information to the Company's Board of Directors and the Asset Management Committee and Audit Committee as may be necessary and reasonably requested by the Company's Board of Directors or such committee.
3. Analyzing the Company's performance, including progress in continuing the orderly disposition of the Company's assets and preparation of financial forecasts and periodic variance analyses of actual performance relative to plan.
4. Overseeing provision of all accounting and financial reporting services, including maintenance and control of a general ledger, controlling
        accounts  payable  and  processing   services  and  payroll   processing
        services, preparation of financial reports and regulatory compliance reports and preparation and filing of tax returns, and establishing and maintaining management information systems.
5. Providing treasury services and control functions, including: - implementing cost and disbursement controls. - cash management and investment of short-term funds.
        - debt management, corporate finance and development and implementation of alternative financing arrangement.
6.      Overseeing legal and accounting services required by the Company.
7. Using best efforts to ensure compliance with any conditions imposed by the Banking Department on the Company as a predicate to its approval of the Branch Sale, including but not limited to, the preparation and submission to the Banking Department of required reports.

"Asset Management Services" entails management of all of the Company's assets on a day-to-day basis and include the following:

8. Maintaining and implementing individual business plans for each asset of the Company, as modified from time to time to reflect changes in conditions and circumstances.
9. Development, marketing, negotiation and execution of transactions necessary to continue to effect the Company's asset disposition plans, subject to the ongoing approval of the Banking Department.
10. Obtaining and overseeing marketing and brokerage activities relating to real estate dispositions and property leasing.
11. Managing real estate activities, including retention and oversight of third-party property managers.
12. Obtaining and overseeing third-party loan servicing, including ordinary course monthly payment collections and pay-offs.
13. Providing loan administration services, including delinquency monitoring and response and enforcement of rights under loan agreements.
14. Overseeing loan servicing activities for subordinated participations in loans acquired by Marine in connection with the Branch Sale.
15. Administration of joint ventures and oversight of the business activities the joint ventures.


759883.4
                                      -57-

The Management Company obtains and oversees the provision, on an outsourced basis, of those services not provided directly by the Management Company. All outsourcing arrangements is subject to prior review and recommendation as to compensation terms by the Audit Committee and as to the other terms of the engagement subject to prior approval by the Asset Management Committee of the Company's Board of Directors. The cost of approved outsourced arrangements is borne by the Company.

The Management Company offers similar services to entities not affiliated with Mr. Dworman, and also renders services to affiliates of Mr. Dworman.

The  Management  Company  is paid an  annual  base  fee for  Company  Management
Services in an amount not to exceed $1.25 million. The annual base fee is reviewed no less frequently than annually by the Audit Committee of the Company and adjusted based upon the costs expected to be incurred by the Management Company to provide the Company Management Services. In addition, the Management Company also receives an annual fee for Asset Management Services of 0.75% of the average month-end book value of the Company's assets and an Asset Disposition Success Fee of 0.75% of the proceeds from the sale or collection of any asset sold by the Company.

During the year ended June 30, 1998, the Company accrued expenses for services provided by the Management Company in the amount of $1,250,000 for the Base Fee payable to the Management Company, $1,331,000 for the Asset Service Fee, and $360,000 for Asset Disposition Fees in accordance with the fee schedule outlined above. During 1998, the Company paid RB Management, LLC an aggregate amount of $5,108,000. At June 30, 1998, the Company had a remaining payable to the Management Company amount of approximately $42,000.

The Kenneth Leventhal Real Estate Group of Ernst & Young LLP, which was engaged for this purpose by the Special Transactions Committee of the Predecessor Bank's Board of Directors, reviewed the form and amount of the fees payable to the Management Company and advised upon the comparability of the fees and terms to similar arrangements negotiated on an arm's-length basis.

The Management Agreement has an initial term of three years, which will be extended for up to two additional one-year terms if the Marine senior debt is so extended. The Management Agreement is terminable by either party at any time on 180 days' notice with the consent of Marine or other senior lenders, as applicable. In addition, the Company's Board of Directors, subject to the consent of Marine, may terminate the Management Agreement without notice for "Cause." "Cause" is defined as a material breach of the Management Agreement and/or willful act or omission by the Management Company that is materially detrimental to the best interests of the Company. In addition, the Management Agreement may be terminated by the Company's Board of Directors during the last year of any term 60 days after the sale of the last asset of the Company.

Upon any termination of the Management Agreement, the fees payable to the Management Company will be pro rated for such year to the date of termination. If the Management Agreement is terminated prior to the expiration of any term, the Company also reimburses the Management Company for the reasonable costs incurred by the Management Company in terminating its services to the Company including, but not limited to, reasonable termination or severance payments made to service providers or employees terminated by the Management Company as a result of such termination.

Employees; Other Service Providers: In addition to retaining the Management Company to provide the Company with the services described above, the Company, subject to regulatory approval, terminated most of its employees and retained third parties (including Fintek, Inc. and other entities controlled by Mr. Dworman) to provide much of the administrative and non-real estate operating functions of the Company's operations.

The Management Company has engaged Fintek, Inc. ("Fintek"), a firm 50% beneficially owned by Mr. Dworman which has previously provided certain advisory services to the Company, to continue to provide such services to the Company. All fees paid to Fintek for such advisory services were the obligation of the Management Company and were paid out of the fees received by the Management Company from the Company. On June 28, 1996 Fintek and the Company mutually agreed to the termination of the previous contract between Fintek and the Company.

Persons or entities engaged by the Board of Directors, the Asset Management Committee or by the Management Company on behalf of the Company entered into a service contract with the Company and are compensated in accordance with market rates for similar services. The terms of these contracts, including compensation, were

759883.4
                                      -58-
reviewed prior to execution by the Audit Committee of the Board of Directors, and the Board of Directors engaged the Kenneth Leventhal Real Estate Group of Ernst & Young LLP to review each service contract and to advise the Audit Committee on the terms of the contracts and the comparability to similar arrangements for similar services.

759883.4
                                      -59-

ITEM 11

                    MANAGEMENT COMPENSATION AND TRANSACTIONS

Executive Officers: Inasmuch as the Predecessor Bank had disposed of its depository banking operations in connection with the sale of its branches and transfer of its deposits to Marine Midland Bank in June 1996 (the "Branch Sale"), the Company as successor does not require a large staff of officers or employees to manage the business and affairs of the Company. Certain day-to-day management functions are performed by RB Management Company LLC pursuant to the terms of a management agreement. See "--Certain Relationships and Related Transactions".

The Company's officers are Nelson L. Stephenson, who serves as president and chief executive officer of the Company and Robin Chandler Duke, who serves without compensation as the vice president and secretary of the Company. Set forth below is certain biographical information for Mr. Stephenson.

Nelson L. Stephenson. Mr. Stephenson was elected to the offices of president and chief executive officer of the Company in July 1998. For more than the past five years, Mr. Stephenson has been President of Fintek Inc., a privately held financial advisory firm that provides services to the Company and the Predecessor Bank. Mr. Stephenson is also President and a Director of Coast-To-Coast Financial Corporation, a unitary savings and loan holding company which owns Fintek, Inc. and Superior Bank FSB as well as other subsidiaries engaged in consumer finance.

Remuneration of Executive Officers - Summary Compensation Table: The following table discloses compensation received by the Company's chief executive officer for the years indicated. The cash compensation amounts below reflect compensation received from the Company and its subsidiaries. There were no other executive officers who received compensation in 1998 from the Company (other than director fees).

                                                                                     Annual Compensation
                                                                                     -------------------

                                                                                       Other             All Other
      Executive Officer                           Base Salary        Bonus         Compensation        Compensation
      -----------------                           -----------        -----         ------------        ------------

   Jerome R. McDougal         Year ended
   Chairman of the            June 30, 1998            $300,000        --          $63,214 (1)        $123,110 (2)
   Board and Chief
   Executive Officer (3)      Year ended                300,000        --           66,990 (1)         117,296 (2)
                              June 30, 1997

                              Year ended                300,000        --           84,988 (1)         112,431 (2)
                              June 30, 1996

   (1) Consists of a housing allowance, club dues, automobile and driver expenses (aggregating $21,548, $25,324 and $42,760 for the 1998, 1997 and 1996 periods presented, respectively), certain tax expense reimbursements and health insurance premiums.

   (2) Consists of contributions of $9,000, $9,500 and $9,370 made by the Company to its 401(k) Tax Deferred Savings Plan, accruals of and earnings on deferred compensation in the amounts of $110,053, $103,739 and $100,551 and payments of $4,057, approximately $4,057 and $2,400 for life and personal liability insurance premiums for the 1998, 1997 and 1996 periods presented, respectively.

   (3) Mr. McDougal retired as the company's Chief Executive Officer effective June 30, 1998.

Employment Arrangement: Jerome R. McDougal, Jr., was compensated pursuant to an arrangement with the Predecessor Bank reached in 1991. The terms of Mr. McDougal's employment were memorialized in the minutes of the Predecessor Bank's January 22, 1991 Board of Directors meeting, which provided for an annual salary of $375,000 and customary employee benefits commensurate with Mr. McDougal's position at the Company. $75,000 of Mr. McDougal's annual salary was in the form of deferred compensation. Mr. McDougal's annual deferred compensation accrues quarterly in equal amounts and earns a variable rate of interest on the cumulative balance. Prior to the Branch Sale, interest was compounded quarterly at the highest rate offered on the predecessor's customer deposits each quarter and was thereafter compounded at the prime rate. Mr. McDougal received additional

759883.4
                                      -60-
compensation in the form of a housing allowance, an automobile and payment of club membership dues. The Company also reimbursed Mr. McDougal for the amount of personal income taxes incurred as a result of the additional benefits.

Mr. McDougal retired from his offices of president and chief executive officer in June 1998 at which time he was granted severance equal to two years of his $375,000 annual salary. As part of his severance package, the Company will continue to fund his health insurance premiums for the two year severance period and his automobile allowance until the lease term for his current vehicle expires in November 1998. Mr. McDougal also elected to withdraw his deferred compensation in the amount of $689,728 during the quarter ended June 30, 1998.

Mr. Stephenson is compensated pursuant to an arrangement with the Company that provides for a salary of $2,000 per month.

Board of Directors Compensation: Effective July 1, 1998, directors of the Company will receive an annual retainer of $20,000, plus $1,000 for each Board meeting attended and $750 for each committee meeting attended.

Compensation Committee Interlocks and Insider Participation: Determinations regarding compensation of the Company's employees were previously made by the Compensation and Benefits Committee of the Board of Directors prior to the Branch Sale. Mr. McDougal was a member of the Compensation and Benefits Committee. Subsequent to the Branch Sale such determinations will be made by the Audit Committee.

Retirement Plan: Effective April 30, 1992, the Company determined to suspend the Company's Retirement Plan. As of the date of suspension, there have been no new enrollments in the Retirement Plan and no further benefit accruals. As of June 30, 1998, Mr. McDougal was entitled to an accrued benefit of less than $5,000 pursuant to the terms of the Retirement Plan.

Payments to Officers and Employees Pursuant to Phantom Stock Plan: No awards were granted under the Phantom Stock Plan during fiscal year 1997 or 1996.In connection with the Branch Sale, the Phantom Stock Plan was terminated and participants, all of whom were officers and/or employees of the Company received cash payments in exchange for surrender of their performance units. The following table details payments made to certain former officers and employees subsequent to June 28, 1996:

              Mr. Jerome R. McDougal                 $       --
              Mr. John P. Sullivan                           --
              Mr. Peter L. Dinardi                          57,766  (1)(2)
              Mr. Joseph Guastavino                         85,525  (1)(3)
              Mr. Edward Shugrue                           175,050  (1)
              All other officers and
                employees as a group                       422,704  (1)
                                                           -------
                                                          $741,045
                                                          ========

   (1)            Amounts distributed on June 28, 1996.
   (2) Mr. Dinardi resigned effective November 21, 1995 and received one third of the value of his performance units granted under the Phantom Stock Plan and severance payments of $208,000.

   (3) Mr. Guastavino has resigned effective October 16, 1997 and was entitled to receive severance payments of $144,200.

Subsequent to the payments described above, no units remained outstanding under the Phantom Stock Plan. It is not anticipated at this time that the Board of Directors will grant additional performance units in the future.

Termination of the Company's Predecessor's Former Severance Plan: The Board of Directors has also approved a severance plan for designated key senior management personnel which provides for the payment of one year's salary upon termination for any reason other than cause, and including a change of control. The Company also maintained a general severance plan for all other officers and employees. In connection with the Branch Sale payments under the severance plans were made on or after June 28, 1996 in an amount aggregating $2.5 million.

Indebtedness of Management: The Company's current policy is not to make loans to its directors, executive officers or members of their immediate families, although it did so from time to time in the past. All loans to

759883.4
                                      -61-
directors and executive officers and all other loans to the Company's employees were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collection or present other unfavorable features. All such loans were transferred to Marine as Transferred Assets in connection with the Branch Sale.

Transactions With Affiliates: The Company previously obtained certain services from Fintek. Effective October 31, 1991, substantially all of the employees of the Company's then-existing capital markets group became employees of Fintek, a newly-formed corporation. At the same time, Nelson L. Stephenson, a Senior Executive Vice President of the Company at the time, resigned as an officer of the Company and became the President and Chief Executive Officer of Fintek, as well as a director of Fintek. Fintek may be deemed to be under common control with the Company as a result of interests of Mr. Dworman, and, in addition, an adult child of Mr. Dworman's is a director of Fintek. Fintek, pursuant to a written agreement approved by the Company's Board of Directors, provided certain financial consulting, strategic planning and advisory services to the Company, including providing advice and consulting services with regard to the Company's treasury functions. The Company had the right to terminate the agreement (which was for a term of one year with automatic annual renewals) by giving Fintek 180 days' notice of such termination. In addition, the Company had the right to terminate the agreement by giving Fintek thirty days' notice prior to any renewal.

At June 30, 1996, the Company had an accrued aggregate liability to Fintek in the amount of $1,516,000 for services performed prior to that date. The services performed by Fintek on behalf of the Company prior to June 30, 1996 were primarily in connection with the Branch Sale. During 1998 the Company made aggregate cash payments to Fintek in the amount of $706,000. At June 30, 1998, the Company had a remaining aggregate liability to Fintek in the amount of $223,000.

The Fintek Agreement was terminated by mutual consent of the Company and Fintek on June 28, 1996. Fintek has been engaged by the Management Company to provide similar services to RB Management and the Company subsequent to the Branch Sale. See "Management."

759883.4
                                      -62-

   ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table set forth certain information with respect to beneficial ownership of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to own beneficially or of record more than 5% of Common Stock or Preferred Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each stockholder listed in the table has sole voting and investment powers as of September 21, 1998 with respect to the shares owned beneficially or of record by such person.

                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Ariel Management Corp.(1)
   450 Park Avenue                                         Common Stock                          371,689                 5.2%
   New York, New York 10022

   East River Partnership B(3)
   Madison Plaza
   200 West Madison Street
   Suite 3800                                              Common Stock                          415,800                 5.9%
   Chicago, Illinois 60606

   Mr. J. Ezra Merkin(1)
   450 Park Avenue                                         Common Stock                          623,666                 8.8%
   New York, New York 10022

   Odyssey Partners, L.P.(4)
   31 West 52nd Street                                     Common Stock                          415,800                 5.9%
   New York, New York 10019

   Ms. Robin Chandler Duke                                 Common Stock                             -               *
   Director

   Mr. Alvin Dworman                                       Common Stock                        2,778,550                39.0%
   Director

   Mr. William D. Hassett                                  Common Stock                            2,150            *
   Director

   Mr. James J. Houlihan                                   Common Stock                             -               *
   Director

   Mr. David J. Liptak                                     Common Stock                             -               *
   Director

   Mr. Jerome R. McDougal                                  Common Stock                            4,000            *
   Director**

   Mr. Edward V. Regan                                     Common Stock                             -               *
   Director

   Mr. David A. Shapiro                                    Common Stock                             -               *
   Director



759883.4
                                      -63-


                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Mr. Nelson L. Stephenson
   President                                               Common Stock                       -                         *

   Mr. Jeffrey E. Susskind
   Director                                                Common Stock                       -                         *

   All directors and executive officers                    Common Stock
      as a group (10 persons)                                                                      2,784,700                39.1%

   * Amount represents less than 1% of the Common Stock outstanding as of June 30, 1998.

   ** Effective July 2, 1997 Mr. McDougal took on the additional title of President with duties as described in the Company's By-Laws. Mr. McDougal retired as Chief Executive Officer on June 30, 1998.


                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Cargill Financial Services
   Corporation(2)                                         Preferred Stock                        145,000                10.4%
   6000 Clearwater Drive
   Minnetonka, Minnesota 55343

   Corbyn Asset Management, Inc.(2)
   2330 West Joppa Road, Suite 108                        Preferred Stock                        322,700                23.1%
   Lutherville, Maryland 21093

   Lutheran Brotherhood Research
   Corp.(3)                                               Preferred Stock                        270,000                19.3%
   625 Fourth Avenue South
   Indianapolis, Minnesota   55415

   State Street Research & Management
   Company(2)                                             Preferred Stock                        200,000                14.3%
   One Financial Center
   Boston, Massachusetts 02111

   Ms. Robin Chandler Duke                                Preferred Stock                          -                       *
   Director

   Mr. Alvin Dworman                                      Preferred Stock                          -                       *
   Director

   Mr. William D. Hassett                                 Preferred Stock                          -                       *
   Director

   Mr. James J. Houlihan                                  Preferred Stock                          -                       *
   Director

   Mr. David J. Liptak                                    Preferred Stock                        110,000                 7.9%
   Director(5)

   Mr. Jerome R. McDougal                                 Preferred Stock                          2,950                   *
   Director**



759883.4
                                      -64-



                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Mr. Edward V. Regan                                    Preferred Stock                     -                         *
   Director

   Mr. David A. Shapiro                                   Preferred Stock                     -                         *
   Director

   Mr. Nelson L. Stephenson                               Preferred Stock                     -                         *
   President

   Mr. Jeffrey E. Susskind                                Preferred Stock                  130,000                    9.3%
   Director(6)


                                                          Preferred Stock                  242,950                   17.4%
   All directors and executive officers
      as a group (10 persons)

   * Amount represents less than 1% of the Preferred Stock outstanding as of July 1, 1997.

   ** Effective July 2, 1997 Mr. McDougal took on the additional title of President with duties as described in the Company's By-Laws. Mr. McDougal retired as Chief Executive Officer on June 30, 1998.

   ---------------------

(1) Ariel Fund Limited, a Cayman Islands corporation ("Ariel Fund"), is the holder of 371,689 shares of Common Stock. Gabriel Capital , L.P., a Delaware limited partnership ("Gabriel"), is the holder of 251,977 shares of Common Stock. Gabriel and Ariel Funds are managed investment vehicles and neither is the beneficial over such shares. Ariel Management Corp., a Delaware corporation ("Ariel"), as investment advisor to Ariel Fund, has voting and dispositive power over the 371,689 shares of Common Stock held by Ariel Fund and therefore, may be deemed to be the beneficial owner of 371,689 shares of Common Stock. As the general partner of Gabriel, J. Ezra Merkin has voting and dispositive power over the 251,977 shares of Common Stock held by Gabriel. In addition, as the sole shareholder and president of Ariel, Mr. Merkin may be deemed to have voting and dispositive power over the 371,689 shares of Common Stock owned by Ariel Fund. Accordingly, Mr. Merkin may be deemed to be the beneficial owner of 623,666 shares of Common Stock.

(2) Based solely on legal proxies received by the Company at the 1998 annual meeting of stockholders.

(3) East River Partnership B is an Illinois general partnership, the general partners of which are: (1) JAP Grandchildren Trust # 1, the co-trustees of which are Marshall E. Eisenberg and Jay A. Pritzker; (2) Don Trust #25, the co-trustees of which are Marshall E. Eisenberg and Thomas J. Pritzker; and (3) R.A. Trust #25, the co-trustees of which are Marshall E. Eisenberg and Thomas J. Pritzker.

(4) Odyssey Partners, L.P. is a Delaware limited partnership having six general partners: Stephen Berger, Leon Levy, Jack Nash, Joshua Nash, Brian Wruble and Nash Family Partnership, L.P. The general partners of Odyssey Partners, excluding Nash Family Partnership, L.P., share voting and dispositive power over all owned shares.

(5) As the President of West Broadway Partners, Inc., Mr. Liptak has voting and dispositive power over the 110,000 shares of Preferred Stock held by West Broadway Partners, Inc. See Note 1 above. Accordingly, Mr. Liptak may be deemed to be the beneficial owner of 110,000 shares of Preferred Stock.

(6) As a principal of Strome, Susskind Investment Management, Inc., Mr. Susskind has voting and dispositive power over the 130,000 shares of Preferred Stock held by Strome, Susskind Investment Management, Inc. See Note 1 above. Accordingly, Mr. Susskind may be deemed to be the beneficial owner of 130,000 shares of Preferred Stock.




759883.4
                                      -65-

   ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Management Company; The Management Agreement: The Company has engaged the Management Company under a management agreement (the "Management Agreement") to provide Company Management Services and Asset Management Services (each as defined below). The responsibilities of the Management Company include, but are not limited to, development and recommendation to the Company's Board of Directors of strategies intended to maximize stockholder value. The Management Company is responsible for developing, recommending and maintaining business plans and operating budgets, individual asset and liability strategies and decisions relating to sales and retentions of assets. The Management Company reports to the Company's Board of Directors or its Asset Management Committee.

The Management Company was newly formed in 1996 and is controlled by Alvin Dworman, who serves as its Managing Member. Mr. Dworman also owns 39.0% of the outstanding Common Stock of the Company.

The Management Company has access to the expertise, resources and business relationships accumulated by Mr. Dworman over 35 years in a wide variety of general business activities. Mr. Dworman currently serves as a member of the Real Estate Advisory Committee of the New York State Employee Retirement System and is a member of the Board of Trustees of the New York Law School. As an individual and as Chairman and Chief Executive Officer of the ADCO Financial Group, Mr. Dworman maintains investments in a number of financial services, banking and real estate entities. During his career, Mr. Dworman has founded, developed, owned and managed a wide variety of entities throughout the United States. Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B hold in the aggregate 50.8% of the Common Stock. In connection with the equity recapitalization offering in June 1994, Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B agreed not to sell their Common Stock for a period of three years. In addition, such agreement provided that, for an additional two years, they would not sell their Common Stock without the approval of the Board of Directors of the Company under certain circumstances.

The terms of the Loan Agreement with Marine include a requirement that, while any amount remains outstanding under the Facility, Mr. Dworman retain his 39% common stock interest in the Company and remain actively involved in the day-to-day management of the affairs of the Company and its assets.

The Management Company also employs certain individuals previously employed by River Bank who were directly involved in managing the Company's real estate portfolio.

"Company Management Services" includes the management of the general business affairs of the Company, including:

   1. Developing and recommending policies and procedures appropriate for continuing the orderly disposition of the Company's assets and implementation of all policies and procedures approved by the Company's Board of Directors or the Asset Management Committee of the Board.

   2. Providing quarterly and annual financial and operating reports and such other information to the Company's Board of Directors and the Asset Management Committee and Audit Committee as may be necessary and reasonably requested by the Company's Board of Directors or such committee.

   3. Analyzing the Company's performance, including progress in continuing the orderly disposition of the Company's assets and preparation of financial forecasts and periodic variance analyses of actual performance relative to plan.

   4. Overseeing provision of all accounting and financial reporting services, including maintenance and control of a general ledger, controlling accounts payable and processing services and payroll processing services, preparation of financial reports and regulatory compliance reports and preparation and filing of tax returns, and establishing and maintaining management information systems.

   5.      Providing  treasury  services  and control  functions,  including:

           - implementing cost and disbursement  controls.
           - cash management and investment of short-term funds.
           - debt   management,   corporate   finance   and   development   and
             implementation of alternative financing arrangement.

   6.      Overseeing legal and accounting services required by the Company.

759883.4
                                      -66-

   7. Using best efforts to ensure compliance with any conditions imposed by the Banking Department on the Company as a predicate to its approval of the Branch Sale, including but not limited to, the preparation and submission to the Banking Department of required reports.

   "Asset Management Services" entails management of all of the Company's assets on a day-to-day basis and include the following:

   8. Maintaining and implementing individual business plans for each asset of the Company, as modified from time to time to reflect changes in conditions and circumstances.

   9. Development, marketing, negotiation and execution of transactions necessary to continue to effect the Company's asset disposition plans, subject to the ongoing approval of the Banking Department.

   10. Obtaining and overseeing marketing and brokerage activities relating to real estate dispositions and property leasing.

   11. Managing real estate activities, including retention and oversight of third-party property managers.

   12.     Obtaining  and  overseeing  third-party  loan  servicing,   including
           ordinary course monthly payment collections and pay-offs.

   13.     Providing  loan  administration   services,   including   delinquency
           monitoring  and  response  and   enforcement  of  rights  under  loan
           agreements.

   14. Overseeing loan servicing activities for subordinated participations in loans acquired by Marine in connection with the Branch Sale.

   15. Administration of joint ventures and oversight of the business activities of the joint ventures.

The Management Company obtains and oversees the provision, on an outsourced basis, of those services not provided directly by the Management Company. All outsourcing arrangements is subject to prior review and recommendation as to compensation terms by the Audit Committee and as to the other terms of the engagement subject to prior approval by the Asset Management Committee of the Company's Board of Directors. The cost of approved outsourced arrangements is borne by the Company.

The Management Company offers similar services to entities not affiliated with Mr. Dworman, and also renders services to affiliates of Mr. Dworman.

The  Management  Company  is paid an  annual  base  fee for  Company  Management
Services in an amount not to exceed $1.25 million. The annual base fee is reviewed no less frequently than annually by the Audit Committee of the Company and adjusted based upon the costs expected to be incurred by the Management Company to provide the Company Management Services. In addition, the Management Company also receives an annual fee for Asset Management Services of 0.75% of the average month-end book value of the Company's assets and an Asset Disposition Success Fee of 0.75% of the proceeds from the sale or collection of any asset sold by the Company.

During the year ended June 30, 1998, the Company accrued expenses for services provided by the Management Company in the amount of $1,250,000 for the Base Fee payable to the Management Company, $1,331,000 for the Asset Service Fee, and $360,000 for Asset Disposition Fees in accordance with the fee schedule outlined above. During 1998, the Company paid RB Management, LLC an aggregate amount of $5,108,000. At June 30, 1998, the Company had a remaining payable to the Management Company amount of approximately $42,000.

The Kenneth Leventhal Real Estate Group of Ernst & Young LLP, which was engaged for this purpose by the Special Transactions Committee of the Predecessor Bank's Board of Directors, reviewed the form and amount of the fees payable to the Management Company and advised upon the comparability of the fees and terms to similar arrangements negotiated on an arm's-length basis.

The Management Agreement has an initial term of three years, which will be extended for up to two additional one-year terms if the Marine senior debt is so extended. The Management Agreement is terminable by either party at any time on 180 days' notice with the consent of Marine or other senior lenders, as applicable. In addition, the Company's Board of Directors, subject to the consent of Marine, may terminate the Management Agreement without notice for "Cause." "Cause" is defined as a material breach of the Management Agreement and/or willful act or omission by the Management Company that is materially detrimental to the best interests of the Company. In addition, the Management Agreement may be terminated by the Company's Board of Directors during the last year of any term 60 days after the sale of the last asset of the Company.


759883.4
                                      -67-

Upon any termination of the Management Agreement, the fees payable to the Management Company will be pro rated for such year to the date of termination. If the Management Agreement is terminated prior to the expiration of any term, the Company also reimburses the Management Company for the reasonable costs incurred by the Management Company in terminating its services to the Company including, but not limited to, reasonable termination or severance payments made to service providers or employees terminated by the Management Company as a result of such termination.

Employees; Other Service Providers: In addition to retaining the Management Company to provide the Company with the services described above, the Company, subject to regulatory approval, terminated most of its employees and retained third parties (including Fintek, Inc. and other entities controlled by Mr. Dworman) to provide much of the administrative and non-real estate operating functions of the Company's operations.

The Management Company has engaged Fintek, Inc. ("Fintek"), a firm 50% beneficially owned by Mr. Dworman which has previously provided certain advisory services to the Company, to continue to provide such services to the Company. All fees paid to Fintek for such advisory services were the obligation of the Management Company and were paid out of the fees received by the Management Company from the Company. On June 28, 1996 Fintek and the Company mutually agreed to the termination of the previous contract between Fintek and the Company.

Persons or entities engaged by the Board of Directors, the Asset Management Committee or by the Management Company on behalf of the Company entered into a service contract with the Company and are compensated in accordance with market rates for similar services. The terms of these contracts, including compensation, were reviewed prior to execution by the Audit Committee of the Board of Directors, and the Board of Directors engaged the Kenneth Leventhal Real Estate Group of Ernst & Young LLP to review each service contract and to advise the Audit Committee on the terms of the contracts and the comparability to similar arrangements for similar services.


Transactions With Affiliates: The Company previously obtained certain services from Fintek. Effective October 31, 1991, substantially all of the employees of the Company's then-existing capital markets group became employees of Fintek, a newly-formed corporation. At the same time, Nelson L. Stephenson, a Senior Executive Vice President of the Company at the time, resigned as an officer of the Company and became the President and Chief Executive Officer of Fintek, as well as a director of Fintek. Fintek may be deemed to be under common control with the Company as a result of interests of Mr. Dworman, and, in addition, an adult child of Mr. Dworman's is a director of Fintek. Fintek, pursuant to a written agreement approved by the Company's Board of Directors, provided certain financial consulting, strategic planning and advisory services to the Company, including providing advice and consulting services with regard to the Company's treasury functions. The Company had the right to terminate the agreement (which was for a term of one year with automatic annual renewals) by giving Fintek 180 days' notice of such termination. In addition, the Company had the right to terminate the agreement by giving Fintek thirty days' notice prior to any renewal.

At June 30, 1996, the Company had an accrued aggregate liability to Fintek in the amount of $1,516,000 for services performed prior to that date. The services performed by Fintek on behalf of the Company prior to June 30, 1996 were primarily in connection with the Branch Sale. During 1998 the Company made aggregate cash payments to Fintek in the amount of $706,000. At June 30, 1998, the Company had a remaining aggregate liability to Fintek in the amount of $223,000.

The Fintek Agreement was terminated by mutual consent of the Company and Fintek on June 28, 1996. Fintek has been engaged by the Management Company to provide similar services to RB Management and the Company subsequent to the Branch Sale. See "Management."

759883.4
                                      -68-

PART IV
ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  The  following  financial  statements  of the  Company  are  included
           elsewhere  in  this  Form  10-K  at  the  pages   indicated  and  are
           incorporated by reference: Page

   Report of Independent Auditors                                             73

   Consolidated Statements of Financial Condition
         June 30, 1998 and 1997                                               74

   Consolidated Statements of Operations
         Years ended June 30, 1998, 1997, and 1996                            75

   Consolidated Statements of Changes in Stockholders' Equity
         Years ended June 30, 1998, 1997, and 1996                            76


   Consolidated Statements of Cash Flows
         Years ended June 30, 1998, 1997, and 1996                            77

   Notes to Consolidated Financial Statements                                 79

   (a)(2)   Certain   financial   statement   schedules   are   omitted  due  to
   inapplicability or because the required financial information is shown in the Consolidated Financial Statements or Notes thereto.

   (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         (i) Form 8-K, dated May 21, 1998, to report in Item 5 the consummation of the Reorganization, as filed on May 29, 1998.

   (c)   Exhibits:

   *2.1.-- Agreement and Plan of Merger, dated as of October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

   **2.1b --  Amendment  No. 1, dated as of May 15, 1998,  to Agreement and Plan of Merger, October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

   *2.2-- Petition for a Closing Order, made by River Bank America to the New York State Supreme Court, dated October 15, 1997.

   *2.2b-- Notice of Settlement of Closing Order, made by River Bank America to the New York State Supreme Court, dated December 8, 1997.

   **2.2c-- Closing Order, signed by the New York State Supreme Court on January 9, 1998 and entered on January 14, 1998.

   *2.3-- Assignment and Assumption Agreement, dated as of May 11, 1998, by and between River Bank America and River Asset Sub, Inc.

   3.1-- Certificate of Merger, dated May 18, 1998, of River Asset Sub, Inc. and River Distribution Sub, Inc.

   3.2--      Certificate of Incorporation of the Company.


759883.4
                                      -69-

   3.3-- Certificate of Designation of the 15% Noncumulative Perpetual Preferred Stock, Series A, $1.00 par value, of the Company.

   3.4 --     By-Laws of the Company.

   *10.1 --   Credit  Agreement  dated  as of June 28,  1996  among  River  Bank
              America and other borrowers and Marine Midland Bank and related loan documents.

   **10.1b--  Consent  of  Marine   Midland   Bank  to  River   Bank   America's
              Reorganization dated October 30, 1997.

   *10.2-- Management Agreement dated as of June 28, 1996, by and between River Bank America and RB Management Company LLC.

   21.1 --    Subsidiaries of the Company.

   27.1 --    Financial data schedule.

-------------------

   * Incorporated by reference to the Registration Statement Form S-4 filed on March 26, 1998.

   ** Incorporated by reference to the Registration Statement on Form S-4 filed on February 24, 1998.


Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

The Company has not mailed its 1998 annual report to stockholder which it intends to prepare and mail as soon as practicable following the filing of this Report on Form 10-K.

759883.4
                                      -70-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 28, 1998             /s/ Nelson L. Stephenson
                                        ------------------------
                                        Nelson L. Stephenson
                                        President and Chief Executive Officer
                                        (principal executive and accounting
                                        officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Date: September 28, 1998        /s/ Robin Chandler Duke
                                   -----------------------
                                   Robin Chandler Duke
                                   Director
                                   /s/  Alvin Dworman
   Date: September 28, 1998        Alvin Dworman
                                   Director
   Date: September 28, 1998        /s/ William D. Hassett
                                   ----------------------
                                   William D. Hassett
                                   Director
   Date: September 28, 1998        /s/ Jerome R. McDougal
                                   ----------------------
                                   Jerome R. McDougal
                                   Director
   Date: September 28, 1998        /s/ Edward V. Regan
                                   -------------------
                                   Edward V. Regan
                                   Director




759883.4
                                      -71-

   FINANCIAL STATEMENTS

                                 RB ASSET, INC.
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----

     Report of Independent Auditors                                         73

     Consolidated Statements of Financial Condition
           June 30, 1998 and 1997                                           74

     Consolidated Statements of Operations
           Years ended June 30, 1998, 1997, and 1996                        75

     Consolidated Statements of Changes in Stockholders' Equity
           Years ended June 30, 1998, 1997, and 1996                        76


     Consolidated Statements of Cash Flows
           Years ended June 30, 1998, 1997, and 1996                        77

     Notes to Consolidated Financial Statements                             79

     Schedule III - Real Estate and Accumulated Depreciation                110

     Schedule IV - Mortgage Loans on Real Estate                            112









759883.4
                                      -72-

                         Report of Independent Auditors

The Board of Directors
RB Asset, Inc.

We have audited the consolidated statements of financial condition of RB Asset, Inc. (the "Company"), successor to River Bank America (see Note 1), as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. We have also audited the financial statement schedules listed in the Index to Financial Statements included in the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements,  the Company has adopted, as
of  July  1,  1997,   Statement  of  Financial  Accounting  Standards  No.  121,
"Accounting for the Impairment of Long Lived Assets to be Disposed Of."


New York, New York
July 21, 1998






759883.4
                                      -73-

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 1998 and 1997
                             (Dollars in Thousands)

                                                        Assets
                                                                                     June 30,             June 30,
                                                                                      1998                 1997
                                                                                      ----                 ----
   Real estate assets:
   Real estate held for investment, net of accumulated
      depreciation of $956 and $573, respectively (note 12)                        $     82,835        $      84,102
   Real estate held for disposal                                                          5,013               15,096
         Allowance for fair market value reserve
         Under SFAS-121 (note 13)                                                        (1,363)              (1,849)
                                                                                   ------------        -------------
     Total real estate held for disposal, net                                             3,650               13,247

   Loans receivable:
     Secured by real estate (note 8)                                                     59,006               80,093
     Loans sold with recourse, net (note 11)                                             15,781               24,451
     Allowance for possible credit losses (note 10)                                     (17,697)             (25,787)
                                                                                   ------------        -------------
         Total loans receivable, net                                                     57,090               78,757

   Investments in joint ventures                                                          1,536                3,113
                                                                                   ------------        -------------

         Total real estate assets                                                       145,111              179,219
                                                                                   ------------        -------------

   Cash, due from banks and cash equivalents (note 6)                                    12,532                8,940
   Cash, due from banks - restricted cash (note 6)                                       19,555                5,096
   Investment securities available for sale (note 7)                                      1,373                6,275
   Commercial and consumer loans (note 9)                                                10,431               15,677
   Allowance for possible credit losses (note 10)                                        (2,340)              (5,783)
                                                                                   ------------        -------------
   Commercial and consumer loans, net                                                     8,091                9,894
   Other assets (note 15)                                                                 4,248                2,235
                                                                                   ------------        -------------
     Total Assets                                                                  $    190,910        $     211,659
                                                                                   ============        =============


                                         Liabilities and Stockholders' Equity
   Borrowed funds (note 16)                                                        $     68,760        $     84,272
   Other liabilities (note 17)                                                           14,967              18,877
                                                                                   ------------        ------------
         Total Liabilities                                                               83,727             103,149
                                                                                   ------------        ------------

   Stockholders' equity
   15% non-cumulative perpetual preferred stock, Series A, par value $1, liquidation value $25 (1,400,000 shares authorized, issued
   and outstanding at June 30, 1998 and 1997)                                             1,400               1,400

   Common stock, par value $1 (30,000,000 shares authorized,
   7,100,000 shares issued and outstanding at June 30,1998 and
   1997)                                                                                  7,100               7,100

   Additional paid-in capital                                                           111,170              11,170

   Accumulated deficit (note 18)                                                        (11,561)            (10,055)

   Securities valuation account (notes 1 and 7)                                            (926)             (1,105)
                                                                                    -----------         -----------
         Total stockholders' equity                                                     107,183             108,510
                                                                                    -----------         -----------

Total Liabilities & stockholders' Equity                                            $   190,910         $   211,659
                                                                                    ===========         ===========


   See Notes to Consolidated Financial Statements.

759883.4
                                      -74-

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1998, 1997, and 1996
                  (Dollars in Thousands, except per share data)

                                                                                    Year ended June 30,
                                                                         1998                 1997                1996
                                                                         ----                 ----                ----
REVENUE:
Rental revenue and operations:
                 Rental income and other property revenue           $       13,779            $    16,158       $          18,530
                 Property operating and maintenance expense                (10,884)               (12,827)                (17,734)
                 Depreciation - real estate held for investment               (383)                  (200)                   (208)
                                                                ------------------        ---------------       ----------------
       Net rental operations                                                 2,512                  3,131                     588

Other property income (expense):
                 Net gain/(loss) on sale of real estate                      1,998                 (1,754)                 (3,499)
                 Writedown of investments in real estate                    (1,106)               (19,745)                 (1,889)
                                                                 -----------------        ---------------       ----------------
       Total other property income/(expense)                                   892                (21,499)                 (5,388)

Other income:
       Interest income:
                 Loans receivable                                            3,680                  4,504                  76,614
                 Investment securities                                          55                    574                   9,347
                 Money market investments and other                            462                    391                   8,448
                 Provision for possible credit losses                       (1,500)                (1,000)                 (5,250)
                                                                 -----------------        ---------------         ---------------
                           Total interest income                             2,697                  4,469                  89,159

             Realization of contingent participation revenues                3,356                     --                      --
                                                                  ----------------        ---------------         ---------------
       Total other income                                                    6,053                  4,469                  89,159

             Total revenues                                                  9,457                (13,899)                  4,359
                                                                  ----------------        ---------------         ---------------
EXPENSES:
       Interest expense:
             Deposits liabilities of Predecessor Bank                           --                     --                  47,719
             Borrowed funds                                                  6,026                  7,132                  14,026
             Other                                                              83                    228                      49
                                                                  ----------------        ---------------         ---------------
                           Total interest expense                            6,109                  7,360                  61,794

       Other expenses:
             Depreciation - other                                               --                     15                     951
             Salaries and employee benefits                                    900                  1,170                  14,163
             Legal and professional fees                                     2,305                  1,892                   4,521
             Management fees                                                 2,562                  2,942                      --
             Other                                                             350                  1,350                  17,119
                                                                 -----------------       ----------------          --------------
                           Total other expenses                              6,117                  7,369                  36,754
                                                                 -----------------       ----------------          --------------

             Total expenses                                                 12,226                 14,729                  98,548
                                                                 -----------------       ----------------          --------------

Loss before other income (expense) and before
   provision for income taxes                                               (2,769)               (28,628)                (14,189)

Other income (expense):
             Banking fees, service charges and other net income                 --                     --                   3,996
             Gains on sale of offices and branches of
                Predecessor Bank                                                --                     --                  77,560
             Net gains (losses) on sales of investment securities            1,697                 (1,495)                   (605)
             Provision for Marine Branch Sale contingencies                     --                 (3,300)                    --
       Total other income (expense)                                          1,697                 (4,795)                 80,951

Net (loss) / income after other income (expense) and before
    provision for income taxes                                              (1,072)               (33,423)                 66,762
                                                                  ----------------        ---------------          --------------

Provision for (benefit from) income taxes                                      434                (3,300)                  11,749

Net (loss) / income                                                         (1,506)              (30,123)                  55,013

Dividends declared on preferred stock                                         --                      --                    5,250
                                                                 -----------------        --------------           --------------

Net (loss) / income applicable to common stock                   $          (1,506)       $     ( 30,123)          $       49,763
                                                                 =================        ==============           ==============

Basic and diluted loss per common share                          $           (0.21)       $        (4.24)          $         7.01
                                                                 =================        ==============           ==============

   See Notes to Consolidated Financial Statements.



759883.4
                                      -75-

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' EQUITY Years
                           ended June 30, 1998, 1997,
                                    and 1996
                             (Dollars in Thousands)


                                   Series A
                                     Non-
                                  cumulative                                                                             Total
                                   Perpetual                         Additional        Retained                      Stockholders'
                                   Preferred          Common          Paid-in          Earnings       Securities        Equity
                                     Stock            Stock           Capital          (deficit)       Valuation        Account
                                     -----            -----           -------          ---------       ---------        -------

    Balances at June 30, 1995         $      1,400      $     7,100   $    111,170   $     (29,695)   $      159          $90,134

    Net income for the year
    ended June 30, 1996                        --               --             --           55,013           --           55,013

    Preferred Stock dividends                   --               --             --          (5,250)                       (5,250)
                                                                                                             ---
    Change in securities valuation
           account                              --               --             --               --      (1,377)          (1,377)
                                    --------------    -------------   ------------   --------------   ----------     ------------

    Balances at June 30, 1996                1,400            7,100        111,170           20,068      (1,218)          138,520

    Net loss for the year ended
           June 30, 1997                        --               --             --         (30,123)           --         (30,123)

    Change in securities valuation
           account                              --               --             --               --          113              113
                                   ---------------   --------------   ------------   --------------  -----------     ------------

    Balances at June 30, 1997                1,400            7,100        111,170         (10,055)      (1,105)          108,510

    Net loss for the year ended
           June 30, 1998                        --               --             --          (1,506)           --          (1,506)

    Change in securities valuation
           account                              --               --             --               --          179              179
                                   ---------------   --------------   ------------   --------------  -----------     ------------

    Balances at June 30, 1998       $        1,400   $        7,100    $   111,170    $    (11,561)  $     (926)     $    107,183
                                    ==============   ==============    ===========    ============   ==========      ============


   See Notes to Consolidated Financial Statements.

759883.4
                                      -76-

                                 RB ASSET, INC.
                           CONSOLIDATED STATEMENTS OF
                           CASH FLOWS Years ended June
                            30, 1998, 1997, and 1996
                             (Dollars in Thousands)

                                   Year Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                     1998                 1997             1996
                                                                                     ----                 ----             ----
   Operating Activities
   Cash Flows Provided by (Used in) Operating Activities:
      Net (loss)/income                                                       $       (1,506)     $     (30,123)       $      55,013
      Adjustments to reconcile net (loss)/income to cash
        used in operating activities
             Provision for possible credit losses                                      1,500              1,000               5,250
       Writedowns of real estate assets                                                1,106             19,745               1,889
       Depreciation and amortization                                                     383                215               1,159
       Amortization of deferred fees and premiums                                         --                 --             (2,717)
       Loan fees collected net of expenses deferred                                       --                 --               (761)
       Net (gain)/loss on sales of loans, other investments
           and investment securities                                                  (5,241)             3,249                 605
       Gain recorded on Branch Sale by Predecessor Bank                                                      --             (77,560)
       Change in operating assets and liabilities:
           Net decrease/(increase) in accrued interest and
                           preferred stock dividend receivable                           405               (326)              5,939
           Net (decrease)/increase in accrued interest payable                          (486)               964              (1,341)
           Net (decrease)/increase in accrued income taxes                                16             (5,019)             18,018
           Net (decrease)/increase in accrued expenses
                           and other liabilities                                      (3,439)            (4,947)              4,944
           Net (increase)/decrease in prepaid expenses and other assets               (1,672)             1,195                 398
           Cash effect of increases/(decreases) in allowance for
                           possible credit losses                                        372                (23)                 --
           Other                                                                         172               (330)                (37)
                                                                             ---------------   -----------------  ------------------
   Net cash (used in)/provided by operating activities                                (8,390)           (14,400)             10,799
                                                                             ---------------    ---------------      --------------
   Investing Activities:
   Cash Flows Provided by (Used in) Investing Activities
       Proceeds from sales and maturities of investment
           securities, available for sale                                              6,871                 --             285,084
       Purchases of investment securities, available for sale                             --                 --            (280,591)
       Transfer of securities in Branch Sale                                              --                 --              78,419
       Proceeds from sales, collections and maturities of
           mortgage-backed securities, available for sale                                 --                187               6,248
       Transfer of loans in Branch Sale                                                   --                 --           1,067,472
       Net repayment/(origination) of loans secured by real estate, net               18,812              4,252             (82,942)
       Net (reacquisition)/repayment of commercial and consumer                       (1,579)               345                  --
           loans                                                                          --                 --              21,188
       Net originations of commercial and consumer loans                               8,667              3,463             (29,914)
       Net decrease/(increase) in loans sold with recourse                                --              8,976                  --
       Redemption of FHLB Stock                                                           --                 --               6,913
       Proceeds from sales of premises and other fixed assets                             --                 --                (234)
       Purchase of fixed assets                                                       14,041             43,161              97,827
       Proceeds from sales of real estate held                                        (5,069)           (14,270)            (30,438)
                                                                            ----------------   ----------------     ---------------
       Additional fundings on real estate held                                 $      41,743    $        46,114         $ 1,139,032
                                                                               -------------    ---------------         -----------
   Net cash provided by investing activities


   See Notes to Consolidated Financial Statements.


759883.4
                                      -77-

                                 RB ASSET, INC.
                           CONSOLIDATED STATEMENTS OF
                           CASH FLOWS Years ended June
                            30, 1998, 1997, and 1996
                             (Dollars in Thousands)

                         (Continued from previous page)

                                                                                             Year Ended
                                                                                                June 30,
                                                                                                --------
                                                                                 1998               1997               1996
                                                                                 ----               ----               ----
   Financing Activities:
   Cash Flows Provided by (used in) Financing Activities:
     Increase in restricted cash                                              $     (14,459)    $      (5,096)     $           --
     Interest credited to time deposits and savings accounts                              --                --             47,719
     Dividends paid on preferred stock                                                    --                --            (5,250)
     Net decrease in deposit accounts                                                     --           (3,022)           (56,611)
     Deposits transferred in Branch Sale                                                  --                --        (1,159,616)
     Proceeds from borrowed funds                                                         --            4,459             89,760
     Repayment of borrowed funds                                                     (5,509)          (30,179)          (177,035)
     Increase/(decrease) in borrowed funds secured by loans
         sold with recourse, net of construction advances                            (9,793)           (5,794)            24,000
     Net increase/(decrease) in escrow deposits                                           --             (271)            (4,209)
                                                                           -----------------   ---------------     -------------
   Net cash used in financing activities                                             (29,761)          (39,903)       (1,241,242)
                                                                             ---------------    -------------         ----------

   Net increase/(decrease) in cash and money market investments                        3,592           (8,189)           (91,411)

   Beginning cash                                                                      8,940           17,129             108,540
                                                                             ---------------     -------------       ------------

   Ending cash                                                                 $      12,532     $      8,940       $     17,129
                                                                               =============     =============       ============


   Supplemental Disclosure of Cash Flow Information
   Non-cash investing and financing activities:
     Net transfer of mortgage loans to real estate held for
     investment and real estate held for disposal                              $          --    $          --      $      7,852
     Loans to facilitate real estate sales                                                --               --            23,436
     Changes in securities valuation account                                             179              113            (1,377)

   Cash paid for:
     Interest                                                                          6,594            7,682            61,429
     Federal, state and local taxes                                                      433            1,952             3,675


   See Notes to Consolidated Financial Statements.

759883.4
                                      -78-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


1. Organization, summary of significant accounting policies and accounting change

RB Asset, Inc. (the "Company") is a Delaware corporation which, on May 22, 1998, completed a reorganization whereby the Company succeeded to the assets, liabilities and business of River Bank ("River Bank" or the "Predecessor Bank"). The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value.

Through a series of reorganization steps, more fully described in Note 2 to the Consolidated Financial Statements, all of the issued and outstanding shares of common stock and 15% noncumulative perpetual preferred stock, Series A of the Company were distributed to stockholders of the dissolved Predecessor Bank on a share-for-share basis such that each holder of River Bank's common stock received one share of the Company's common stock, for each share held by the stockholder and each holder of River Bank's Series A preferred stock received one share of the Company's Series A preferred stock, for each share held by the stockholder.

In connection with the reorganization steps, on May 19, 1998, a petition for an order of dissolution declaring River Bank dissolved and its legal existence terminated was filed in the Supreme Court of the State of New York. The Supreme Court issued the order on June 1, 1998 and, upon the filing of the order of dissolution with the Banking Department, the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of Predecessor Bank was canceled and the stock transfer records of the Predecessor Bank were closed.

Prior to its reorganization into a Delaware corporation, River Bank was a New York State chartered stock savings bank, founded in 1848. In 1925, the Predecessor Bank adopted the name "East River Savings Bank" which it continued to use in its retail business through June 28, 1996. River Bank converted to a stock-form savings bank through a plan of conversion in 1985. Effective October 1, 1988, East River Savings Bank formally changed its corporate name to "River Bank." On June 28, 1998, the Predecessor Bank sold its remaining eleven branches ("the Branch Sale") to Marine Midland Bank ("Marine"), inclusive of the name East River Savings Bank. See Note 3 to the Consolidated Financial Statements. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased.

Basis of presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments, investments in unconsolidated real estate partnerships are generally carried at cost, which results do not differ materially from generally accepted accounting principles, subject to periodic assessment of net realizable value. Gains on sales or dispositions of such investments are recognized dependent upon the terms of the transaction. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged to operations of the current period.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

Money market investments: Money market investments are carried at cost, which approximates market value.

Investment and mortgage-backed securities: In accordance with Statement of Financial Accounting Standards No. 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities," at June 30, 1998, the balance of stockholders' equity included a $926 unrealized loss on securities classified as available for sale.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are stated at estimated fair value, with

759883.4
                                      -79-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from these investments. Interest and dividends are included in interest income from the respective investments. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in net securities gains and losses. The cost of securities sold is based on the specific identification method.

Loans receivable, interest, and loan origination fees and costs: Loans receivable are stated at principal balances, net of deferred fees and costs. Interest on loans is accrued based on principal amounts outstanding. Loans are placed on non-accrual status when they become 90 days past due or at any time collection of principal or interest is doubtful unless, in the opinion of management, collection appears likely. Accrued but unpaid interest on such loans is reversed and interest income is subsequently recognized only to the extent that payments are received and when no doubt exists as to the collectibility of the remaining book balance of the asset. Interest is subsequently accrued when such loans return to full current status and have had a period of performance in accordance with a loan's terms.

Loan origination fees and certain loan origination direct costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the approximate lives of the related loans, adjusted for estimated prepayments as appropriate to provide a level interest yield.

Allowance for possible credit losses: The allowance for possible credit losses is provided by charges to operations. Credit losses, net of recoveries, are charged directly to the allowance for possible credit losses. Additions to the allowance are based on management's periodic review and evaluation of the Company's assets, the potential for loss in light of the current composition of the Company's assets, and economic conditions.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible credit losses and the valuation of other real estate owned and real estate held for investment. A substantial portion of the Company's loans are collateralized by real estate and, accordingly, the performance of such loans may be affected by market conditions for real estate. As of June 30, 1998, most of the Company's real estate held for investment is located in New York. The Company has 61% of its total assets in five real estate properties and loans. Accordingly, the ultimate collectibility of these assets collateralized by real estate is particularly susceptible to changes in local market conditions. Management believes that the allowance for possible credit losses is adequate and that other real estate owned and real estate held for investment is properly recorded.

Real estate: The Company accounts for its real estate assets in accordance with Statement of Accounting Standard No. 121 (SFAS-121), "Accounting for the Impairment of Long Lived Assets to be Disposed Of," issued by the Financial
Accounting Standards Board (the "FASB"). SFAS-121 requires that a loss is recorded for assets held for investment when events and circumstances indicate impairment and the undiscounted future cash flow generated by the investment in real estate is less than the related carrying amount. When the carrying amount of the asset may not be recoverable, the asset balance must be directly written down as part of the recorded loss. In addition, SFAS- 121 requires long-lived assets held for sale to be carried at the lower of carrying value or fair value less the costs to sell. Fair value is defined in SFAS-121 as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Depreciation: Under generally accepted accounting principals ("GAAP"), SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. The depreciable portion of assets categorized as real estate held for investment includes the accumulated costs of acquisition and/or development

759883.4
                                      -80-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


of building structures and leasehold improvements. No depreciation charges are made for the portion of the asset's historical cost attributable to land.
Depreciation for real estate held for investment is generally calculated on a straight-line basis over a 30 year period or over the remaining term of the lease for leasehold improvements, whichever period is less. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, as of that date, the Company began to record depreciation charges, as required by GAAP, for all real estate held for investment, that had not been subject to depreciation charges in prior periods.

Retirement plan: The Company has a contributory 401(k) plan and a non-contributory pension plan (the "Plan") covering substantially all of its employees. During 1992, the Company adopted an amendment to the Plan which ceased the accrual of benefits under the Plan ("Plan suspension") effective April 30, 1992. The Plan was further amended to exclude employees hired on or after April 30, 1992 from participating in the Plan.

Income taxes: For federal income tax purposes, the Company files a consolidated tax return with its subsidiaries on a calendar year basis. The Company files combined New York State and New York City income tax returns with various subsidiaries. In addition, certain subsidiaries file on a separate basis in New York and the Company and certain subsidiaries file income and franchise tax returns in various other states.

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of deferred tax assets, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates which are expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements:

SFAS No. 121. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 definition of long-lived assets includes the Bank's other real estate owned and real estate held assets. There was no material effect on the reported operations of the Bank resulting from the implementation of SFAS No. 121, which was adopted by the bank during the fiscal year ended June 30, 1997.

SFAS No. 128. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options was excluded. The implementation of SFAS No. 128 is not expected to have any effect on the Company's primary earnings per share for the years ended June 30, 1998, 1997 and 1996.

SFAS No.  130.  During  June 1997,  the FASB  issued  SFAS No.  130,  "Reporting
Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.


759883.4

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


2. Reorganization

On May 22, 1998, the Predecessor Bank, a New York State chartered stock savings bank, completed its reorganization (the "Reorganization") into a Delaware corporation named RB Asset, Inc. under a plan that was approved at the Predecessor Bank's special meeting of stockholders on May 1, 1998. RB Asset, Inc., as the successor in the Reorganization, succeeded to the assets, liabilities and business of the Predecessor Bank. As a result of the reorganization and related dissolution discussed below, the capital stock of River Bank was canceled and, as of the close of business on May 22, 1998, River Bank's stock transfer records were closed.

As a New York State chartered stock savings bank, the Predecessor Bank was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). Following the Reorganization of the Predecessor Bank into a Delaware corporation, which was completed on May 22, 1998, the Company intends to manage its business and assets without the regulatory constraints previously imposed on the Predecessor Bank by the Banking Department.


Following stockholder approval of the Reorganization, all of the Predecessor Bank's assets, liabilities and business were transferred to, or assumed by, the Predecessor Bank's wholly-owned subsidiary, River Asset Sub, Inc., on May 11, 1998, pursuant to the terms of an assignment and assumption agreement and related transfer documents. Thereafter, on May 18, 1998, the Board of Directors declared distribution of the capital stock of its wholly-owned subsidiary, River Distribution Sub, Inc., payable on a book-entry basis to the Predecessor Bank's stockholders of record on May 22, 1998. At the time of such distribution the capital stock of River Distribution Sub, Inc. had no value.

In the distribution, all of the issued and outstanding shares of common stock ("River Distribution Common Stock") and 15% noncumulative perpetual preferred stock, series A of River Distribution ("River Distribution Series A Preferred Stock") held by the Predecessor Bank were distributed to the Predecessor Bank's stockholders on a share-for-share basis such that each holder of the common stock of River Bank ("River Bank Common Stock") received one share of River Distribution Common Stock for each share of River Bank Common Stock held by such stockholder and each holder of River Bank 15% noncumulative perpetual preferred stock, series A ("River Bank Series A Preferred") received one share of River Distribution Series A Preferred Stock for each share of River Bank Series A Preferred Stock held by such stockholder.

Finally, upon book-entry payment of the distribution, on May 22, 1998, River Distribution merged with and into River Asset whereupon the stockholders of River Distribution became stockholders of the surviving corporation which changed its name to RB Asset Inc. In the merger, the shares of capital stock of River Distribution were converted into shares of identical capital stock of RB Asset, Inc., the renamed surviving corporation in the merger. Accordingly, subsequent to the merger, the capital stock of River Bank had no value. Stock certificates representing shares of capital stock of RB Asset, Inc. were then distributed to holders of record as of May 22, 1998.

In connection with the reorganization steps, on May 19, 1998, a petition for an order of dissolution declaring River Bank dissolved and its legal existence terminated was filed in the Supreme Court of the State of New York. The Supreme Court issued the order on June 18, 1998 and, upon the filing of the order of dissolution with the Banking Department, on June 23, 1998, the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled on the closed transfer records of the Predecessor Bank.


3. Purchase of Assets and Liability Assumption Agreement

On June 28, 1996, the Predecessor Bank consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Agreement") by and between the Predecessor

759883.4
                                      -82-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Bank and Marine. Pursuant to the terms of the Branch Agreement, Marine assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 Bank branch offices. Included in the Transferred Assets was approximately $32.4 million amount of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with third parties, aggregating $60.4 million composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See "Asset Sale Transactions" and Notes 1 and 11 to the Consolidated Financial Statements.

The Assumed Deposits exceeded the Transferred Assets by approximately $93.0 million, which amount represents the premium received by the Predecessor Bank in the Branch Sale. Marine also purchased the Predecessor Bank's branch office realty at 96th Street in Manhattan for $1.3 million. The Predecessor Bank recorded a net pre-tax gain on the sale of offices and branches of $77.6 million reflecting the deposit premium of $93.0 million, partially offset by Branch Sale transaction costs of $5.8 million, professional fees of $3.2 million, employee benefits and severance costs of $4.6 million, net losses on the sale of assets of $1.1 million and other net costs of $700,000. During the year ended June 30, 1997, the indemnification agreements with Marine were amended and a $3.3 million contingency reserve was recorded.

At June 30, 1996, the Predecessor Bank retained $285.5 million in assets, including primarily real estate assets and non-performing loans; the balance of the retained assets consisted of performing loans (including loans sold with recourse, subordinated participations, junior subordinated participations, loans to facilitate the sale of real estate owned and mortgage and other loans) and a modest amount of cash and investment securities (collectively, the "Retained Assets"). The Predecessor Bank continued substantially the same management and disposition strategy for Retained Assets subsequent to the Branch Sale as was previously employed by the Predecessor Bank.

The closing of the Branch Sale was conditioned upon the Predecessor Bank's obtaining financing with terms and in an amount reasonably acceptable to the Predecessor Bank and determined to be reasonably adequate to permit consummation of the Branch Sale. The Predecessor Bank obtained from Marine a facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1996, Marine had extended $89.8 million under the Facility to the Predecessor Bank, which has been reduced by repayment activity to $60.6 million at June 30, 1998. Proceeds of the Initial Facilities were utilized by River Bank to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

The Predecessor Bank held certain non-retail deposits at June 30, 1996, following the Branch Sale described above. Marine assumed substantially all of the Predecessor Bank's retail deposits in connection with the Branch Sale. In addition, the Predecessor Bank ceased accepting retail deposits on the date of the Branch Sale. During 1997, the Predecessor Bank arranged for the assumption by other insured depository institutions of its remaining non-retail deposits. Accordingly, the Predecessor Bank held no deposit liabilities at June 30, 1997. However, at June 30, 1997, the Predecessor Bank continued to be regulated by the FDIC and the NYSBD. On October 31, 1996 the Predecessor Bank requested that the FDIC terminate its insurance of accounts in accordance with the requirements of the NYSBD's approval of the Branch Sale. On April 14, 1997, the Predecessor Bank received notice that the FDIC, as requested by the Predecessor Bank, intended to terminate the Predecessor Bank's status as an insured state nonmember Bank on December 31, 1997. Upon the issuance of this order by the FDIC, the Predecessor Bank was no longer subject to banking regulation by the FDIC. In connection therewith, the Predecessor Bank also received from the Banking Department a waiver of any applicable New York State deposit insurance requirements.


759883.4
                                      -83-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Conditions imposed in connection with the NYSBD's approval of the Branch Sale included: (i) the Predecessor Bank's agreement to file an application with the Banking Department, within one year of the closing of the Branch Sale, for approval of a plan of dissolution; (ii) the Predecessor Bank's agreement to file with the Supreme Court of the State of New York an application for a closing order within 13 months of the closing of the Branch Sale and an application for a final order of dissolution within five months following the filing of an application for a closing order; (iii) increased levels of minimum regulatory capital requirements; (iv) the Predecessor Bank's agreement to continue to submit its proposed capital transactions to the NYSBD for prior approval; (v) the continuation of the Predecessor Bank's then-current periodic reporting obligations with respect to its retained assets, as well as in connection with its ongoing activities subsequent to the Branch Sale; and (vi) such other conditions and obligations as the Banking Department may have deemed appropriate.

In June 1997, the Predecessor Bank submitted an alternate proposal (the "Alternate Proposal") to the NYSBD pursuant to which the Predecessor Bank would implement Conditions No. 1 and No. 2 of the approval of the Branch Sale described above. The Predecessor Bank proposed to adopt a plan under which it would transfer all of its assets and liabilities, including all contingent liabilities, to a successor corporation ("Successor") incorporated under Delaware General Corporation Law. Successor would acquire all of the assets of the Predecessor Bank and continue all of the business of the Predecessor Bank under the same business plan as adopted by the Predecessor Bank. Following the transfer of its assets and liabilities to Successor, the Predecessor Bank would surrender its banking charter and dissolve. The implementation of the proposed plan would result in a mere change of form from a banking corporation to a corporation incorporated under the Delaware General Corporation Law, which would not be subject to the jurisdiction of the Banking Department. The proposed transfer was expected to qualify as a tax-free reorganization under the Internal Revenue Code and, as such, the Company expected (and continues to expect) that certain of the Predecessor Bank's tax attributes would be preserved. In connection with the Alternate Proposal, common and preferred shareholders of River Bank would receive shares of Successor on a share-for-share basis so that Successor would be owned by the same stockholders, in the same proportions, as owned the Predecessor Bank on the record date.

Prior to June 30, 1997, the Predecessor Bank received the NYSBD's letter indicating their conditional approval of the Alternate Proposal as meeting the Conditions of the Banking Department's approval of the Branch Sale, if implemented by the Predecessor Bank on a timely basis. The NYSBD's conditional approval of the Alternate Proposal and related modification of Condition No. 1 of the Approval of the Branch Sale provided that the approval of shareholders of the Alternate Proposal not later than September 30, 1997 would be deemed to satisfy Condition No. 1. Condition No. 2 of the Banking Department's approval of the Branch Sale would be deemed to be satisfied if the petition required by Condition No. 2 was filed by the Bank by October 15, 1997. The Predecessor Bank met Condition No. 1 and Condition No. 2 on a timely basis. A copy of the Alternate Proposal and the NYSBD's letter indicating their conditional approval of the Alternate Proposal have been included as Exhibits 14 and 15 to FDIC Form F-2, dated June 30, 1997.

The Company will continue to be subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and will be required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

Subsequent to the closing of the Branch Sale, the Company continued to have an executive officer, under New York Banking Law. However, the Company no longer retained a significant number of employees to manage the Company's affairs. Rather, the day to day management responsibilities of the Company have been obtained from RB Management Company ("RB Management), a newly formed management company affiliated with Mr. Dworman.

After the closing of the Branch Sale, a significant amount of services necessary to manage the Retained Assets were provided by RB Management or third party subcontractors who do not have any continuing fiduciary obligations to the Company or the stockholders. It is anticipated that such services will continue to be provided by RB

759883.4
                                      -84-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Management and third party subcontractors. The selection of third party subcontractors to provide various services to the Company will be made by RB Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns through management of the Retained Assets will depend on the efforts of RB Management and third party contractors retained to provide services to the Company.



759883.4
                                      -85-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


4. Regulatory capital requirements

Prior to the reorganization of the Predecessor Bank into a Delaware corporation, which was completed on May 22, 1998, the Banking Department had advised the Predecessor Bank that the Predecessor Bank's minimum capital requirement, set at $115 million in the NYSBD's approval of the Branch Sale and subsequently amended to $106 million in May 1997, was to remain at $106 million until the Predecessor Bank's final dissolution, unless the Banking Department shall provide prior approval of the Company's written request to amend the Company's minimum capital requirement. So long as the Company's deposit accounts were insured by the FDIC, as a Federally-insured state-chartered bank, the Company was required to maintain minimum levels of regulatory capital. Under those FDIC regulations, insured state-chartered banks were generally required to maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0% to 5.0% (3.0% for the most highly-rated banks) and (ii) a ratio of Tier 1 capital to risk weighted (as defined by regulation) assets of at least 4.0% and a ratio of total capital to risk weighted assets of at least 8.0%.

On October 31, 1996, the Company requested that the FDIC terminate its insurance of accounts as a result of having transferred all of its remaining non-retail deposits and mortgage escrow accounts to other insured institutions or servicing entities. On April 14, 1997, the Company received notice that the FDIC, as requested by the Company, intended to terminate the Company's status as an insured state nonmember Bank on December 31, 1997.

Subsequent to the termination of the Predecessor Bank's status as an insured nonmember bank by the FDIC and the reorganization of the Predecessor Bank into a Delaware corporation, the Company is no longer subject to the regulatory capital requirements of either the FDIC or the Banking Department.


5. Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the years ended June 30, 1998, 1997, and 1996, respectively. The Company had no securities outstanding that were convertible to common stock at June 30, 1998, 1997 and 1996.

In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SAS-128"). SAS-128 replaced previously promulgated GAAP regarding the calculation of, and reporting requirements for, earnings per share information. Specifically, SAS-128 replaced primary and fully diluted earnings per share, as previously defined under GAAP, with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any delusive effects of options, warrants and convertible securities. Under SAS-128, diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SAS-128 requirements.


6. Cash due from banks and cash equivalents

Included in Cash, due from banks and cash equivalents at June 30, 1998, are approximately $3.0 million in Funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 1998, Marine had restricted a total of $19.6 million in funds, held on deposit with Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. At June 30, 1997, Marine had restricted a total of approximately $5.1 million. Restricted funds held by Marine are not available to the Company for the settlement of any of the Company's current obligations. Of the $19.6 million cash balance restricted by Marine at June 30, 1998, $5.0 million relates to reserve amounts specified under the Branch Sale Agreement. The remaining restricted cash reserves arose from the sale of assets which had served as primary collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for

759883.4
                                      -86-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility agreements.


7. Investment securities available for sale, net

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 1998 are as follows:

                                                                  Gross               Gross
                                             Amortized          Unrealized          Unrealized    Estimated
                                                 Cost              Gains              Losses         Value
                                                 ----              -----              ------         -----


           Equity securities              $          2,299  $             --  $          (926) $      1,373
                                          ================  ================  ================ ============

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 1997 are as follows:

                                                                   Gross              Gross
                                             Amortized          Unrealized          Unrealized      Estimated
                                                Cost               Gains              Losses          Value
                                                ----               -----              ------          -----

              Equity securities              $         7,380   $            --   $       (1,105)  $    6,275
                                             ===============   ===============   ==============   ==========




8. Loans receivable, secured by real estate

Loans secured by real estate at June 30, 1998 and 1997 consist of the following:


                                                   June 30,                June 30,
                                                     1998                    1997
                                                    ------                  -----
   One-to-four family residential                $      1,306            $     3,924
   Multi-family residential                            24,638                 26,090
   Commercial                                          33,062                 50,079
                                                 ------------            -----------
                                                 $     59,006            $    80,093
                                                 ============            ===========

In accordance with SFAS No. 114 (SFAS-114), "Accounting by Creditors for Impairment of a Loan," the Company considers a loan impaired if, based on current information and events, it is probable that all amounts due under the loan agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral.

At June 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS-114 were $19,130 and $24,791, respectively (of which $19,130 and $24,791 were on a non-accrual basis). The related allowance for credit losses is $7,679 and $8,396. The average recorded investment in impaired loans during the years ended June 30, 1998 and June 30, 1997, were $22,952 and $25,024, respectively. . For the years ended June 30, 1998 and June 30, 1997, the Company recognized interest income on those impaired loans of $41 and $161, respectively, using the cash basis of income recognition.

759883.4
                                      -87-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)




At June 30, 1998 and 1997, the Company had restructured 5 loans, secured by real estate which aggregated $22,999 and $24,454, respectively. The gross interest income that would have been recorded if those loans had been current in accordance with their original terms and had been outstanding throughout the years ended June 30, 1998 and 1997 is $2,411 and $2,559 respectively. The amount of interest on these loans that was included in interest income for the year ended June 30, 1998, and 1997 is $1,679 and $1,783.


9. Commercial and consumer Loans

Commercial and consumer loans at June 30, 1998 and 1997 consist of the following:


                                                      June 30,             June 30,
                                                        1998                 1997
                                                       ------               -----
   Commercial loans:
     Secured                                     $        2,520         $      2,520
     Unsecured                                            5,939               10,286
                                                 --------------         ------------
                                                          8,459               12,806
   Consumer loans:
     Student education loans                              1,972                2,504
     Other                                                   --                  367
                                                          1,972                2,871
                                                 --------------         ------------

   Total commercial and consumer                 $       10,431         $     15,677
                                                 ==============         ============
   loans


10. Allowance for possible credit losses

The following is an analysis of the allowance for possible credit losses for the years ended June 30, 1998 and 1997:



                                                          1998                 1997
                                                          ----                 ----
   Balance at July 1, 1997 and 1996                 $     31,570         $     34,142
   Provision charged to operations                         1,500                1,000
   Charge-offs, net of recoveries                        (13,033)              (3,572)
                                                    ------------         ------------
   Balance at June 30, 1998 and 1997                $     20,037         $     31,570
                                                    ============         ============



Charge-offs, net of recoveries, relate to losses incurred and recoveries realized in the sale or liquidation of assets.

At June 30, 1998, the total provisions for possible credit losses were allocated to real estate loans in the amount of $17,697 and to commercial and consumer loans in the amount of $2,340. At June 30, 1997, the total provisions for possible credit losses were allocated to real estate loans in the amount of $25,787 and to commercial and consumer loans in the amount of $5,783.


759883.4
                                      -88-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


11. Loans sold with recourse, net. Loans sold with recourse, were carried at $15,781 and $24,451, net of valuation allowances of $4,901 and $4,901 at June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, loans sold with recourse consist of loans and contracts of sale related to three multi-family residential developments, including a parcel of undeveloped land.

Asset Sale  Transactions
In connection with, and to facilitate the closing of, the Branch Sale, the Company consummated $60.4 million of Asset Sale Transactions. The Asset Sale Transactions, which were arranged by RB Management Company LLC, were structured to include ongoing recourse to, and participation by, the Company with respect to the assets sold, based upon the proceeds realized by the purchasers. The assets included within each pool of assets sold and the nature of related recourse provisions are described below.

The Asset Sale Transactions were entered into with five entities, each of which was independent of the Company and Alvin Dworman, who owns 39% of the common stock of the Company. In connection with the Asset Sale Transactions, entities controlled by Mr. Dworman loaned $12.8 million to the five entities on a non-recourse basis.

Assets included within each pool sold were, with the exception of Pool C, believed by the Company and the purchasers to be in the final process of disposition by the Company. In essence the Asset Sale Transactions resulted in disposition proceeds which the Company expected to realize on the included assets within the fiscal year following the Company's 1996 fiscal year.

In each of the Asset Sale Transactions, the Company sold a pool of assets and received a 20% cash down payment and non-recourse purchase money notes (the "Purchase Money Notes") which approximated 80% of the sale price. In all cases, except for Pool C, the Purchase Money Notes had maturity dates, including any extension options, of less than one year from June 30, 1996. The maturity date on the Pool C Purchase Money Note was three years. The Company also received additional contingent proceeds notes for each of the five pools which provided the Company with rights to receive proceeds from subsequent asset sales by purchasers in excess of the initial sales price after the purchaser had received a return of 8%, a transaction fee of 25 basis points and reimbursement of certain transaction expenses. In the event that proceeds of subsequent assets sales exceed specified amounts for each pool, such amounts were to be retained by the purchaser.

The Company received aggregate cash down payments of $12.8 million in connection with the Asset Sale Transactions. The Purchase Money Notes, aggregating $47.6 million, were included in the assets delivered to Marine in connection with the Branch Sale.

The Company made representations and warranties ( the "Recourse Provisions") with respect to the assets sold which included, among other things, the present condition of each asset, the nature of disposition arrangements which had been entered into by the Company prior to June 28, 1996 and that each of the assets was free of any liens or encumbrances. The Recourse Provisions also included representations with respect to certain of the assets that the Company had taken all actions to effect specific proposed dispositions or had made arrangements with third parties to complete actions required to effect such dispositions.

For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools B and C as financings, primarily due to their longer term nature and the more substantial risks related to ongoing construction for the assets included in each of the Pools. Pool B and C Asset Sale Transactions have been included in the Company's consolidated financial statements as Loans sold with recourse. Related financing for such assets has been included in the Company's consolidated financial statements as Borrowed Funds, secured by assets sold with recourse. The Company believes that it has made adequate provision at June 30, 1998 for all recourse amounts expected to result from the sale of the assets included in Pools B and C.


759883.4
                                      -89-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools A, D, and E as sale transactions since each of the financial receivables, asset sale contracts or other proceeds included in these pools represented reasonably estimable amounts, including related recourse claims, in transaction with limited duration. Substantial proceeds from dispositions conducted within Pools A, D and E were realized by the purchasers during the fiscal year ended June 30, 1997 with the reminder being realized during the fiscal year ended June 30, 1998.


Assets included in Asset Sale Transactions, and a description of the assets sold, were as follows:

Pool A

Pool A originally included $13.8 million in assets, composed of $12.0 million of receivables related to the collection of certain federally guaranteed, defaulted student loans and other student loan related claims from the Student Loan Marketing Agency ("SLMA") (collectively, the "Student Loan Receivables") and $1.8 million related primarily to delinquent single family residential loans (collectively the "Single Family Receivables").

The Company's aggregate investment in the Student Loan Receivables and the Single Family Receivables prior to the Asset Sale Transactions approximated $12.4 million and $7.1 million, respectively.

During the year ended June 30, 1998, the Company elected to satisfy its debt to the purchaser and reacquire, under the recourse terms of the Asset Sale Transaction, the remaining unsold assets sold to the purchaser on June 26, 1998. This action was undertaken to reduce the Company's ongoing interest expense and related obligations under the debt agreement with the purchaser. As a result of this action, and the realization of asset disposition proceeds during the 1998 fiscal year, at June 30, 1998 the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all debt associated with the transaction had been retired by the Company.

At June 30, 1998, the remaining Student Loan Receivables balance, net of applicable reserves, was $1.9 million. This balance is carried by the Company as a component of it commercial and consumer loans. This balance represented claims which had been filed with state processing agencies for reimbursement for which the Company expected to receive reimbursement. At June 30, 1998, the remaining Single Family Receivables balance, net of applicable reserves was $1.3 million and were in the process of being disposed of through amortization and sales of individual loans or, to a lesser degree, sales of real estate owned to bulk buyers or individuals. This balance is carried by the Company as a component of it loans secured by real estate portfolio.

Pool B

At June 30, 1996, Pool B was composed of a mortgage loan in the amount of $13.0 million secured by land and construction in process related to a single family condominium project in Wayne, New Jersey (the "Wayne Project"). The Company's aggregate investment in the Wayne Project prior to the Asset Sale Transactions approximated $13 million.

At June 30, 1998, the Wayne Project is in the final phase of a three phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, all Marine debt related to this asset has been repaid and $2.1 million of recourse debt remained payable to a third party.


759883.4
                                      -90-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Pool C

Pool C included contracts of sale, in the amount of $11.0 million for two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). The Company's investment in the Bronx Projects prior to the Asset Sale Transactions aggregated $17.7 million, including $12.1 million for one site ("Site One") and $5.6 million for a second site ("Site Two"). The sale contract for the Bronx Projects represented the sale of ownership and development rights for each of the parcels of land and, for Site One, the Company's investment at June 28, 1996 in construction in process.

At June 30, 1998, the Company's remaining investment in the Bronx Projects aggregated $12.7 million, including $9.0 million for Site One and $3.7 million for Site Two. At June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. Site Two was vacant on June 30, 1998 with no development yet commenced. At June 30, 1998, the Company was evaluating various development and distribution strategies with respect to these properties. Such strategies would include, but not be limited to, sales of one or both of the Sites and various arrangements for the sale and development of subparcels of the Sites.

Payments made to reduce the remaining recourse claims related to the Pool C sale were made from Bronx Project condominium unit sales proceeds to Marine and to a third party lender aggregating $2.1 million and $2.2 million, respectively, in the year ended June 30, 1998 and $600,000 and $0, respectively, in the year ended June 30, 1997. Such payments reduced the outstanding amount payable to Marine and the third party lender to $6.1 million and $0, respectively, at June 30, 1998 and to $8.2 million and $2.2 million, respectively, at June 30, 1997.

Pool D

Pool D, with an aggregate sales price of $14.3 million, included six individual real estate properties, located in New York State, New Jersey and California (collectively, the "Real Estate Properties"). The Company's aggregate investment in the Real Estate Properties prior to the Asset Sale Transactions aggregated $16.1 million. Each of the properties included in Pool D were either under contract of sale or contracts of sale for the remaining assets were being actively negotiated. All properties were disposed of during 1997 with the exception of one property. This property had a remaining asset balance of approximately $2.0 million at June 30, 1998.

During the year ended June 30, 1998, the Company elected to satisfy its debt to the purchaser and reacquire, under the recourse terms of the Asset Sale Transaction, the remaining unsold asset sold to the purchaser on June 26, 1996. This action was undertaken to reduce the Company's ongoing interest expense and related obligations under the debt agreement with the purchaser. As a result of this action, at June 30, 1998 the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all debt associated with the transaction had been retired by the Company.

Pool E

Pool E, with an aggregate sales price of $8.3 million, included the rights to proceeds from sale of two joint venture projects, the sale of which was scheduled to close within 90 days, rights to proceeds of sale of 35 condominium projects located in New York City, a mortgage secured by cooperative apartment units in New York City and a mortgage secured by a multi-family apartment complex in New York State (collectively, the "Venture Proceeds and Residential Mortgages Pool"). The Company's aggregate investment in the Venture Proceeds and Residential Mortgages Pool prior to the Asset Sale Transactions aggregated $11.6 million. Each of the assets included in Pool E was disposed of during fiscal 1997 and consequently, the purchaser had realized all anticipated proceeds from its participation in the Asset Sale Transactions and all debt associated with this transaction had been retired by the Company prior to June 30, 1997.


759883.4
                                      -91-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


12. Real estate held for investment

Real estate held for investment at June 30, 1998 and 1997, respectively, consists of the following:


                                               June 30, 1998                      June 30, 1997
                                               -------------                      -------------
                                           Number                            Number
                                             of             Amount             of             Amount
                                         Properties                        Properties

   Multi-family                              2              $    62,426        2              $    63,266
   Commercial real estate:
      Office buildings                       2                   17,616        2                   19,502
   Shopping centers                          1                    1,966        1                       68
      Other                                  1                      827        1                    1,266
                                            ---             -----------       ---            ------------
                                             6              $    82,835        6              $    84,102
                                            ===             ===========       ===             ===========

At June 30, 1998, the Company's principal real estate held for investment properties consists of a multi-family apartment complex located in Philadelphia, PA, an office building complex in Atlanta, GA and co-operative apartment shares in New York, NY. The book values of the three properties are $56.0 million, $12.4 million and $6.4 million, respectively.

The Company has used currently available information to establish valuations for real estate held for investment at June 30, 1998. Future writedowns of real estate held for investment may be necessary based on changes in economic conditions, the receipt of newly-available information involving specific properties, or changes in management strategies.

For the year ended June 30, 1998, the company has conformed to SFAS 121; therefore all previously stated valuation allowances are now considered direct writedowns of the real estate held for investment.


759883.4
                                      -92-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


13. Real estate held for disposal

Real estate held for disposal, net of $1,363 and $1,849 valuation allowance at June 30, 1998 and 1997, respectively, consists of the following (dollars in thousands):


                                                 June 30, 1998                      June 30, 1997
                                                 -------------                      -------------
                                               Number of                          Number of
                                              Properties          Amount         Properties            Amount
                                              ----------          ------         ----------            ------
   One-to-four family including
   single-family developments                        --            $       --          2             $      596
   Multi-family                                      1                  2,000          3                 12,651
   Commercial real estate:
      Office buildings                               1                  1,650          --                    --
                                                 ---------         ----------      ----------        ----------
                                                     2             $    3,650          5             $   13,247
                                                ==========         ==========      ==========        ==========

Activity in the valuation allowance for real estate held for disposal for the years ended June 30, 1998 and 1997 is as follows:


                                                         June 30,            June 30,
                                                           1998                1997
                                                          ------              -----

   Beginning balance - July 1, 1997 and                   $      1,849        $     1,701
   1996                                                             --              8,445
   Provisions charged to operations                               (486)            (8,297)
                                                          ------------        -----------
   Charge-offs                                            $      1,363        $     1,849
                                                          ============        ===========
   Ending balance - June 30


At June 30, 1998, the Company's principal real estate held for disposal properties consists of a parking garage adjacent to an office building complex in Atlanta, GA and co-operative apartment shares in New York, NY. The related rental income and expenses for these properties are as follows (dollars in thousands):


                                                           June 30,            June 30,
                                                             1998                1997
                                                            ------               -----
   Rental income                                         $          83       $     1,656
   Less:    Rental and other property                              (6)            (1,817)
   expenses                                                         --            (1,300)
                                                         -------------       -----------
               Writedowns of asset value                 $          77       $    (1,461)
                                                         =============       ===========
   Net income


Management believes that the allowance for possible losses is adequate and that real estate held for disposal is properly valued. The Company has used currently available information to establish reserves and resultant net valuations for real estate held for disposal at June 30, 1998.


759883.4
                                      -93-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


14. Salaries and Employee Benefits

Due to the general cessation of all loan origination activities in anticipation of and subsequent to the Branch sale, salaries and employee benefits were not reduced by any capitalized direct loan origination costs in the years ended June 30, 1998, 1997, and 1996.


15. Other assets

Other assets at June 30, 1998 and 1997 consist of the following:


                                                        June 30,           June 30,
                                                          1998               1997
                                                          ----               ----

   Accrued interest receivable                            $      388         $      792
   Deposit against asset sale recourse claims                  2,107                  -
   Prepaid pension expenses and other                          1,753              1,443
                                                          ----------         ----------
                                                          $    4,248         $    2,235
                                                          ==========         ==========

16. Borrowed funds

Borrowed funds and weighted average year-end interest rates at June 30, 1998 and 1997 consist of the following:

                                                     June 30, 1998                      June 30, 1997
                                                     -------------                      -------------
                                                                Weighted                           Weighted
                                              Year-end          Average          Year-end          Average
                                               Amount             Rate            Amount             Rate
                                               ------             ----            ------             ----
   Initial facilities (Marine)                 $    60,557            8.20%      $    66,066              8.25%
   Borrowed funds secured by loans
    sold with recourse (note 11)                     8,203            8.00            18,206              8.25
                                               -----------                       -----------
                                               $    68,760                       $    84,272
                                               ===========                       ===========

   Average cost of funds during the                                   8.17%                               8.25%
   year ended                                                        =====                               =====

Borrowed funds secured by loans sold with recourse: In June 1996, the Company financed the sale of loans, in the amount of $24,000, in connection with and to facilitate the closing of the Branch Sale. These loans were sold to third parties, with recourse and have been accounted for as financings. See "Asset Sales," and Note 11.

Borrower funds secured by loans sold with recourse bear interest at the prime rate (or, at the Company's option, in LIBOR based rate). See Note 11 for more information concerning the three properties securing this information.

Initial Facility with Marine: The closing of the Branch Sale was conditioned upon the Company's obtaining financing with terms and in an amount reasonably acceptable to the Company and determined to be reasonably adequate to permit consummation of the Branch Sale. The Company obtained from Marine the Facility, consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1998, Marine had extended $60.6 million under the Facility to the Company.


759883.4
                                      -94-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts which are equal to 60% and 30% of the original aggregate amount of the Facility and remaining fully current on all obligations and in compliance with all covenants.

The Facility was priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one year extension. Following maturity or an event of default, the Senior Debt Financing will accrue interest at a specified default rate.

The Facility is secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by Marine and collateral assignments of first priority mortgages held by River Bank (the "Primary Collateral"). Each of the loans is cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan is also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to Marine all of the cash flow from the Primary Collateral and the Additional Collateral. All of the net cash flow from the Primary Collateral and Additional Collateral will be applied to the prepayment of the Facility. In addition, all net proceeds from the sale of any Primary Collateral, and the proceeds from the sale of any Additional Collateral, shall be applied to the prepayment of the Facility subject to the Company's right to establish reserves for its operating needs. The Company will be permitted to prepay the Facility in whole or in part at any time without prepayment penalty or premium (subject to customary LIBOR breakage provisions).

The Loan Agreement requires that while any amounts remain outstanding under the senior debt financing, the Company must receive Marine's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.



759883.4
                                      -95-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


17. Other liabilities

Other liabilities at June 30, 1998 and 1997 consist of the following:


                                                          June 30,        June 30,
                                                            1998            1997
                                                           ------          -----

   Accrued interest payable                              $        479   $        964
   Accrued income taxes                                         5,787          5,771
   Accounts payable and accrued expenses                        3,036          6,101
   Postretirement benefits obligation                           4,352          4,728
   Preferred Stock dividend, declared and unpaid                1,313          1,313
                                                           ----------     ----------
                                                           $   14,967     $   18,877
                                                           ==========     ==========

18. Stockholders' equity
   On June 30, 1994, the Predecessor Bank consummated the placement ("Offering") of 5,500,000 shares of its common stock, par value $1.00 per share
   ("Predecessor Common Stock), and 1,400,000 shares of 15% noncumulative perpetual preferred stock, series A, par value $1.00 per share ("Predecessor Preferred Stock") which resulted in net proceeds to the Predecessor Bank of $78,200. The issuance price of the offered stock was $9 per share for the Predecessor Common Stock and $25 per share for the Predecessor Preferred Stock. The Predecessor Bank's Restated Organization Certificate was amended prior to consummation of the Offering in order to authorize the issuance of up to 30,000,000 shares of Predecessor Common Stock and 10,000,000 shares of Predecessor Preferred Stock. Prior to the Offering, the Predecessor Bank had 1,000,000 shares of Predecessor Common Stock issued and outstanding, plus warrants to purchase an additional 690,000 shares of Predecessor Common Stock. The Predecessor Bank also had 200,000 shares of 3% Noncumulative Senior Preferred Stock and 130,000 shares of 4% Noncumulative Preferred Stock issued and outstanding (each of which series of preferred stock had a liquidation value of $100 per share). Substantially concurrently with the Offering these shares were exchanged for 600,000 shares of Predecessor Common Stock and outstanding warrants to purchase Predecessor Common Stock were canceled. The Predecessor Bank had 7,100,000 shares of its Predecessor Common Stock and 1,400,000 shares of its Predecessor Preferred Stock outstanding at June 30, 1997 and 1996.

   In connection with the Reorganization (See Note 2), the stockholders of the Predecessor Bank received substantially identical capital stock of the Company (with substantially identical rights and privileges) on a share-for-share basis and as a result the Company had 7,100,000 shares of its common stock, $1.00 par value ("Company Common Stock"), and 1,400,000 shares of its 15% non-cumulative perpetual preferred stock, series A, $1.00 par value ("Company Preferred Stock"), outstanding at June 30, 1998. An investor continues to be the largest stockholder of the Company with 2,768,400 shares or 39% of the Company Common Stock outstanding.

   The Company's certificate of incorporation authorizes the issuance of up to 30,000,000 shares of Company Common Stock and 10,000,000 shares of preferred stock, of which 1,400,000 have been designated and issued as the Company
   Preferred Stock pursuant to the certificate of designation with respect thereto. This Company Preferred Stock is perpetual and is not subject to any sinking fund or other obligation of the Company to redeem or retire it.

   The board of directors of the Company has the power from time to time to issue additional shares of Company Common Stock or preferred stock authorized by its certification of incorporation without obtaining approval of the Company's stockholders. The board of directors has the power to fix various terms with respect to additional shares of preferred stock, including voting powers, designations, preferences, price, dividend rate, conversion and exchange provisions, redemption provisions and the amounts that holders are entitled to receive upon any dissolution, liquidation or winding up of the Company.

759883.4
                                      -96-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


   The Company may pay dividends as declared from time to time by the board of directors. Except as provided with respect to any series of preferred stock, the holders of Company Common Stock possess exclusive voting rights in the Company. Each holder of Company Common Stock is entitled to one vote for each share held on all matters voted upon by stockholders. Stockholders are not permitted to cumulate votes in elections of directors. Subject to the prior rights of the holders of any shares of the Company's outstanding preferred stock, in the event of any liquidation, dissolution or winding up of the Company, the holders of the Company Common Stock would be entitled to receive, after payment of all debts and liabilities of the Company, all assets of the Company available for distribution.

   The Company Preferred Stock ranks prior to the Company Common Stock with respect to dividend rights and rights upon the voluntary or involuntary dissolution, liquidation or winding up of the Company, and to all other classes and series of equity securities of the Company hereafter issued, other than any class or series of equity securities of the Company expressly designated as being on a parity with or senior to the Company Preferred Stock with respect to dividend rights or rights upon any such dissolution, liquidation or winding up. The Company Common Stock and any other classes or series of equity securities of the Company not expressly designated as being on a parity with or senior to the Company Preferred Stock are referred to hereafter as "Junior Stock." The rights of holders of shares of Company Preferred Stock are subordinate to the rights of the Company's creditors, including its depositors. The Company may not issue any capital stock that ranks senior to the Company Preferred Stock without the approval of holders of at least 66% of the outstanding shares of Company Preferred Stock, voting as a class.

   Holders of Company Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, noncumulative cash dividends at the rate of 15% per annum. The right of holders of Company Preferred Stock to receive dividends is noncumulative. Accordingly, if the board of directors does not declare a dividend payable in respect of any quarterly dividend period (a "Dividend Period"), then holders of Company Preferred Stock will have no right to receive, and the Company will have no obligation to pay, a dividend in respect of such Dividend Period, whether or not dividends are declared payable in respect of any future Dividend Period. No full dividends may be declared or paid or set aside for payment as dividends on any class or series of equity securities ranking, as to dividends, on a parity with the Company Preferred Stock for any Dividend Period unless full dividends on the Company Preferred Stock for such Dividend Period shall have been paid or declared and set aside for payment.

   Dividends on the Company Preferred Stock will not be declared and paid if payment of such dividends is then restricted by (i) laws, rules, regulations or regulatory conditions applicable to the Company or (ii) orders, judgments, injunctions or decrees issued by, or agreements with, federal or state authorities with respect to the Company. The Company is not permitted to declare or pay dividends (whether in cash, stock or otherwise) on its Company Common stock without the prior written consent of Marine.

   The Predecessor Bank previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of Predecessor Preferred Stock would not be provided. In June 1996, the Predecessor Bank's board of directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the Predecessor Bank's regulators at the time, the FDIC and the NYSBD, as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's nor the Predecessor Bank's respective boards of directors has taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company Preferred Stock, as the case may be, for any of the quarterly periods ended from September 30, 1996 through June 30, 1998. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this

759883.4
                                      -97-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


   time. There can be no assurance that the board of directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock even if permitted by Marine.

   Holders of the Company Preferred Stock are not entitled to vote in the election of directors and on matters put to a vote for stockholder action generally. Holders of the Company Preferred Stock, however, are entitled to elect two members of the Company's Board to fill two newly-created directorships upon the occurrence of a "Voting Event." A Voting Event occurs if the Company or the Predecessor Bank fails to pay full dividends on the Company Preferred Stock or the Predecessor Preferred Stock (or to declare such full dividends and set apart a sum sufficient for payment thereof) with respect to each of any six Dividend Periods, whether consecutive or not. A Voting Event has occurred and two nominees for director will be nominated by certain holders of the Company Preferred Stock and will be elected to the Company's board of directors upon exercise of the foregoing voting rights at the Company's 1998 annual meeting of stockholders to be held on September 16, 1998.

   The Company Preferred Stock is perpetual and is not redeemable prior to July 1, 2004. The Company Preferred Stock is redeemable by the Company at its option at any time on or after July 1, 2004, in whole or in part, at the per share redemption prices set forth below in cash, plus in each case an amount in cash equal to accrued but unpaid dividends for the then-current Dividend Period up to, but excluding, the date fixed for redemption (the "Redemption Date") without the accumulation of unpaid dividends for prior Dividend
   Periods:

                      July 1, 2004 to June 30, 2005            $27.50
                      July 1, 2005 to June 30, 2006             27.25
                      July 1, 2006 to June 30, 2007             27.00
                      July 1, 2007 to June 30, 2008             26.75
                      July 1, 2008 to June 30, 2009             26.50
                      July 1, 2009 to June 30, 2010             26.25
                      July 1, 2010 to June 30, 2011             26.00
                      July 1, 2011 to June 30, 2012             25.75
                      July 1, 2012 to June 30, 2013             25.50
                      July 1, 2013 to June 30, 2014             25.25
                      July 1, 2014 and thereafter               25.00

   If fewer than all the outstanding shares of Company Preferred Stock are to be redeemed, the shares to be redeemed shall be selected pro rata or by lot or by such other method as the board of directors of the Company, in its sole discretion, determines to be equitable.

   In the event of a change of control, the acquirer ("Note Issuer") may, at its option, exchange (the "Note Exchange") all or part of the outstanding Company Preferred Stock for subordinated notes (the "Notes") of the Note Issuer. Pursuant to a Note Exchange, each $1,000 in liquidation value of the shares of Company Preferred Stock covered thereby will be exchangeable for $1,000 principal amount of Notes. Such Notes shall have the terms, covenants and conditions set forth under "Description of Notes" below. The rate of interest on the Notes shall be 15%, the maximum principal amount of the Notes shall be 100% of the aggregate liquidation preference of the Company Preferred Stock to be exchanged and the principal of such Notes shall not be payable prior to July 1, 2004.

759883.4
                                      -98-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


19. Income taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109 (SFAS-109), "Accounting for Income Taxes."

At June 30, 1998, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $88.9 million attributable to operating losses incurred in 1991 through 1998. The Company's NOL's may be carried forward 15 years and will expire in years 2006 through 2013.

For income tax purposes, certain deductions of "closely held" corporations from "passive activities" are generally deductible only against either income from passive activities or net income from an active trade or business. Passive activity losses in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income from passive activities or from an active trade or business in future years, or will generally be fully deductible upon a complete disposition of the underlying passive activity. At June 30, 1998, the Company had suspended passive activity losses for federal income tax purposes of approximately $277,000, suspended passive activity credits, which are subject to similar limitations, of approximately $8.2 million and additional non-passive credits of $784, $555 and $429 which were generated in 1997, 1996 and 1995, respectively, and will expire in the years 2009 to 2012 if not used. Alternative minimum tax payments of $2.5 million may be carried forward as a credit to offset regular federal tax liabilities in future years, subject to certain limitations.

The Reorganization was structured and implemented in a manner intended to constitute a tax-free "reorganization" for Federal income tax purposes, within the meaning of section 368 of the Code. Assuming that the Reorganization did constitute such a "reorganization," the following consequences would pertain:

   1. The transaction would be treated for Federal income tax purposes as though River Bank had transferred substantially all of its assets to the Company in exchange for RB Asset, Inc. capital stock followed by a distribution of the RB Asset, Inc. capital stock by River Bank to its stockholders in exchange for their River Bank capital stock in constructive liquidation of River Bank.

   2. No gain or loss would be recognized to a holder of River Bank Common Stock who is deemed to exchange such stock for RB Asset, Inc. common stock ("RB Asset Common Stock"). No gain or loss would be recognized to a holder of River Bank Series A Preferred Stock who is deemed to exchange such stock for RB Asset, Inc. series A preferred stock ("RB Asset Preferred Stock"). The basis of any RB Asset Common Stock or RB Asset Preferred Stock would continue to be the same as that of the River Bank Common Stock or River Bank Series A Preferred Stock, respectively, deemed exchanged therefor. In determining the period for which a holder of RB Asset Common Stock or RB Asset Preferred Stock has held such stock received in the Reorganization, there will be included the period for which such holder held the River Bank Common Stock or River Bank Series A Preferred Stock deemed exchanged therefor. The foregoing conclusions do not address taxation to holders of the River Bank Series A Preferred Stock of the dividend declared, but not paid, for the quarter ended June 30, 1996; those holders should consult their own tax advisers concerning the tax treatment of such dividends.

   3. No gain or loss will be recognized by River Bank on its disposition or distribution of property in connection with the Reorganization. The basis of the property of River Bank acquired by RB Asset, Inc. shall be the same as it would be in the hands of River Bank. RB Asset, Inc. will succeed to and take into account various tax attributes of River Bank (including net operating loss carryovers, to the extent not used to offset income or gain of River Bank, and accumulated earnings and profits).

The Reotrganization was reasonably characterized as a tax-free "reorganization." However, the ability of the Reorganization to qualify as a tax-free reorganization turns on certain unresolved and complex issues of tax law as to which there are no clearly established legal precedents and for which the Company has not requested a ruling

759883.4
                                      -99-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


from the IRS. As a result, the IRS or a court could determine that the Reorganization did not constitute a tax-free reorganization. If such a determination were made and sustained, certain of the tax consequences described above would not apply. In particular, the Predecessor Bank's stockholders would be required to recognize gain upon the deemed exchanges of River Bank capital stock for RB Asset Common Stock and RB Asset Preferred Stock to the extent that the fair market value of any RB Asset capital stock received exceeded the basis of the River Bank capital stock deemed exchanged therefor, and their holding period would begin on the date of the exchange. Recognition of loss on such deemed exchanges might not be allowed until the stockholders dispose of some or all of their RB Asset, Inc. capital stock. Moreover, the Predecessor Bank would be required to recognize gain on its disposition and distribution of property in connection with the Reorganization and any loss on such disposition and distribution may be required to be deferred until RB Asset, Inc. were to sell the assets to an unrelated third party; and, to the extent its tax attributes were not used to offset any gain, RB Asset, Inc. would not succeed to them.

Under current tax law, the Company's ability to utilize certain tax benefits in the future may be limited in the event of an "ownership change," as defined by the Internal Revenue Code Section 382 and the regulations thereunder. In the event that the Offering discussed in Note 18 is deemed to result in an ownership change, the subsequent utilization of net operating loss carryforwards, suspended passive activity losses and credits, alternative minimum tax credit carryforwards and certain other built-in losses would be subject to an annual limitation as prescribed by current regulations. The application of this limitation could have a material effect on the Company's ability to realize its deferred tax assets. The Company is of the view that no ownership change of the Company has occurred as a result of the Offering. The Company believes that the Offering, when combined with prior changes in ownership of stock of the Company and other transactions affecting ownership of the capital stock of the Company which occurred in connection with the Offering, also did not result in an ownership change of the Company. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Offering under Section 382, the Company made certain legal judgments and certain factual assumptions. The Company has not requested nor received any rulings from the IRS with respect to the application of Section 382 to the Offering and the IRS could challenge the Company's determinations.


759883.4
                                      -100-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


The significant components of the net tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities at June 30, 1998, 1997 and 1996 are presented below:


                                                                          June 30,            June 30,           June 30,
                                                                            1998                1997               1996
                                                                            ----                ----               ----
   Deferred tax assets:
    Net operating loss carryforwards                                        $    31,136        $    35,074         $   10,375
    Allowance for credit losses and valuation allowances                         12,213              4,718             20,320
    Suspended passive activity losses                                               277                277                933
    Suspended passive activity credit carryforward                                8,236              5,391              5,391
    Non-passive activity credit carryforward                                         --              2,015              1,339
    Interest accrued on non-performing loans                                      9,854                758              6,043
    Alternative minimum tax credit carryforward                                   2,500              2,500              2,500
    Non-deductible reserves and contingencies                                     4,129              5,197              2,387
         Other                                                                      341                514                880
                                                                            -----------        -----------         ----------
       Total gross deferred tax assets                                           68,686             56,444             50,168

   Less: Valuation allowance                                                     49,456             36,874             34,059
                                                                            -----------        -----------         ----------
       Net deferred tax assets                                              $    19,230        $    19,570         $   16,109
                                                                            ===========        ===========         ==========
     Deferred tax liabilities:
       Tax losses on partnership ventures                                   $    18,863        $    18,184         $   14,754
       Tax over book depreciation                                                   367              1,386              1,355
                                                                            -----------        -----------         ----------
       Total deferred tax liabilities                                       $    19,230        $    19,570         $   16,109
                                                                            ===========        ===========         ==========

The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of recent losses and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Company believes will more likely than not be realized. The valuation allowance increased during the fiscal year ended June 30, 1998 by $12.6 million. This increase relates to the increase in the excess of the gross deferred tax assets over the gross deferred tax liability.

The components of the provision for income taxes for the fiscal years ended June 30, 1998, 1997 and 1996 are as follows:


                                     June 30,          June 30,         June 30,
                                       1998              1997             1996
                                       ----              ----             ----
   Current:
     Federal                       $           --     $        --      $       1,000
     State and local (benefit)                434          (3,300)            10,749
   Deferred                                    --              --                 --
                                  ---------------   ----------------   -------------
                                   $          434     $    (3,300)     $      11,749
                                   ==============     ============     =============


The provision for state income taxes for the year ended June 30, 1997 includes a current tax benefit in the amount of $3.3 million. The credit is the result of the Company's redetermination of its state income tax liability at June

759883.4
                                      -101-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


30, 1997. During the year ended June 30, 1997, the Company completed a review of its potential current and deferred federal and state tax liability in light of the Branch Sale and its related tax effects. As a result of the review of its potential current and deferred tax liabilities and the results of operations for the year ended June 30, 1997, the Company reduced its provision for state and local income taxes by $3.3 million. Additionally, the Company reduced its estimated current state and local income tax liability at June 30, 1997 to reflect the effect of the Branch Sale and subsequent disposition transactions completed during the fiscal year.

The table below presents a reconciliation between the expected tax expense (benefit) and the recorded tax provision for the fiscal years ended June 30, 1998, 1997 and 1996 which have been computed by applying the statutory federal income tax rate (35%) to loss before provision for income taxes.


                                                                    June 30,          June 30,         June 30,
                                                                      1998              1997             1996
                                                                      ----              ----             ----
   Federal income tax expense (benefit at statutory rates)               $   (528)        $ (10,543)         $ 23,364
   Increases/(reductions) in tax resulting from:
   State and local income taxes (benefit), net of federal
        income tax effect                                                     283            (2,145)            7,939
   Effect of net operating loss currently utilized                              --               --           (19,559)
   Effect of net operating loss not currently
      recognized                                                              245            12,688                --
   Other, net                                                                   --               --                 5
                                                                       -----------      -----------         ---------
                                                                       $        --      $        --         $  11,749
                                                                       ===========      ===========         =========



20. Leases

The Company is no longer obligated under any material amounts of non-cancelable operating leases.


21. Other operating expenses

During the year ended June 30, 1998, the Company accrued expenses for services provided by RB Management, LLC in the amount of $1,250 for Bank Management Services, $1,312 for Asset Management Services, and $397 for Asset Disposition Fees in accordance with a fee schedule agreement between the two entities. During 1998, the Company paid RB Management, LLC an aggregate $5,037. At June 30, 1998, the Company had a remaining payable balance due to RB Management, LLC in the amount of $43, including interest, which is included in accrued liabilities on the Statement of Condition.


22. Retirement and other employee benefits

The Company maintains a noncontributory defined benefit retirement plan (the "Plan") in which substantially all employees participated.


759883.4
                                      -102-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


The net periodic pension benefit of the Company's Plan for the years ended June 30, 1998, 1997 and 1996 includes the following components:


                                          June 30,         June 30,          June 30,
                                            1998             1997              1996
                                           ------           ------            -----
   Service cost                        $       --       $        --      $        --
   Interest cost                              397               381              375
   Actual return on plan assets              (279)             (436)            (331)
   Net amortization and                      (107)               33              (61)
                                       ----------       -----------      -----------
   deferral                            $       11       $       (22)     $       (17)
                                       ==========       ===========      ===========
   Net periodic pension
   benefit

Assumptions used in accounting were:

                                                                              June             June            June
                                                                              30,              30,              30,
                                                                              1998             1997            1996
                                                                             ------           ------          -----
   Weighted average discount rates                                            7.25%            7.25%           7.25%


   Expected weighted average long-term rate of return on assets               7.25%            7.25%           7.25%


The funded status of the Company's Plan at June 30, 1998, June 30, 1997 and June 30, 1996 is as follows:

                                                                     June 30,            June 30,             June 30,
                                                                       1998                1997                 1996
                                                                      ------              ------               -----
   Actuarial value of benefit obligations
   Vested benefit obligation                                         $   (5,691)       $     (5,481)         $    (5,402)
   Non-vested benefit obligation                                             --                  --                   --
                                                                     ----------        ------------          -----------
   Accumulated benefit obligation                                        (5,691)             (5,481)              (5,402)
   Effect of projected future salary increases                               --                  --                   --
                                                                     ----------        ------------          -----------
   Projected benefit obligation                                          (5,691)             (5,481)              (5,402)
   Plan assets at fair value (excluding receivables)                      5,800               5,872                5,749
                                                                     ----------        ------------          -----------

   Funded status                                                            109                 391                  347
   Unrecognized net losses                                                1,180                 908                  931
   Unrecognized prior service cost                                           --                  --                   --
   Unrecognized net obligation                                               --                  --                   --
                                                                     ----------        ------------          -----------
   Prepaid pension expense                                           $    1,289        $      1,299          $     1,278
                                                                     ==========        ============          ===========

In connection with contractual termination agreements, certain former officers of the Company have been granted additional retirement benefits, net of amounts provided by the Plan, based in part on additional years of service and early retirement subsidies. These retirement benefits are accounted for as deferred compensation arrangements. The liability for these retirement benefits at June 30, 1998, 1997 and 1996 aggregated $746, $554 and $791,

759883.4
                                      -103-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


respectively. The related expense for the years ended June 30, 1998, 1997, and 1996 was $192, $58 and $58, respectively.

Retirement benefits are also provided through a 401(k) plan which, through December 1993, allowed participants to contribute up to 6% of their compensation to the plan. The Company matched 100% of employee contributions. In January 1994, the 401(k) plan was amended to allow "non-highly compensated" participants to contribute up to 15% of their compensation to the Plan with the Company matching 100% of the contributions up to 6% of their compensation. In addition, the Company provides for the cost of administering the 401(k) plan. The costs of providing such benefits are not material to the results of operations.

In addition to providing retirement benefits, the Company provides various health care and life insurance benefits for retired employees. These benefits are provided through insurance companies and health care organizations and are primarily funded by contributions from the Company and its employees. Subsequent to December 31, 1993, the Company amended its retiree health care which became effective April 1, 1994 to require contributions from retirees including deductibles, co-insurance and reimbursement limitations.


23. Postretirement benefits other than pensions

The Company sponsors a voluntary, unfunded defined benefit postretirement medical and a funded postretirement life insurance plan to all full time employees who retired from the Company prior to July 1, 1991. In addition, full time active employees with ten years of service as of July 1, 1991 and who retire early with at least twenty years of service, or retire on or after age 65 are eligible to participate.

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of July 1, 1994.

The funded status of the Company's Plan at June 30, 1998, 1997, and 1996 is as follows:

                                                                    June 30,          June 30,         June 30,
                                                                      1998              1997             1996
                                                                     ------            ------           -----
   Accumulated postretirement benefit obligation:
     Retired employees                                              $     (3,784)     $    (3,968)      $    (5,203)
         Fully eligible plan participants                                     --               --              (383)
         Other active plan participants                                       --               --              (545)
                                                                    ------------      -----------       -----------
     Unfunded postretirement benefit obligation                           (3,784)          (3,968)           (6,131)
   Unrecognized net (gains) / losses                                        (568)            (760)            1,047
   Unrecognized transition obligation                                         --               --             4,273
                                                                    ------------      -----------       -----------
     Accrued postretirement benefit liability                       $     (4,352)     $    (4,728)      $      (811)
                                                                    ============      ===========       ===========


759883.4
                                      -104-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


The net periodic postretirement benefit cost of the Company's Plan for the years ended June 30, 1998, 1997, and 1996 include the following components:

                                                         June 30,         June 30,          June 30,
                                                           1998             1997              1996
                                                          ------           ------            -----
   Service cost                                       $       --        $       --       $       28
   Interest cost                                             207               302              425
   Amortization of transition obligation                     (13)              (29)             277
                                                      ----------        ----------       ----------
   Net periodic postretirement benefit cost           $      194        $      273       $      730
                                                      ==========        ==========       ==========


For measurement purposes, an 8.0% and 8.8% annual increase in the per capita cost of covered health care benefits was assumed for fiscal 1998 and 1997, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $331 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1997 by $24.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 7.25% for the years ended June 30, 1998 and 1997. As the plan is unfunded, no assumption was needed as to the long term rate of return of assets.


24. Former management incentive plan and bonus plan

In April 1994, the Board of Directors of the Company approved a phantom stock plan (the "Phantom Stock Plan") for the Company. The Phantom Stock Plan provides for the grant of 200,000 performance units, which will vest at the rate of 33% per year on each anniversary of the date of grant and become fully vested after three years, to key employees selected by the Compensation Committee of the Board of Directors. Vesting of the performance units would be accelerated upon a change in control of the Company, as defined in the Phantom Stock Plan, or upon death or disability. Upon the third anniversary of the date of grant, a recipient of performance units would be entitled to receive from the Company an amount equal to the book value of a share of Common Stock as of the date of grant of such performance unit, as determined by the independent accountants for the Company, plus the accretion to the value, or minus the loss of value of such performance unit since the date of grant, calculated based upon the Company's earnings or loss per share in the second and third years following the date of grant, and disregarding the Company's earnings or loss per share in the first year following the date of grant. In the event of an earlier change in control of the Company, as defined, or upon death or disability, the value of the performance units would be calculated in relation to the Company's earnings or loss per share since the date of grant. The amount payable pursuant to each performance unit would never be less than (i) the book value per share of the Company's Common Stock at the time of a payment or (ii) the book value of a share of common stock of the Company on the date of grant ($11.67). As of July 1, 1994, 127,000 performance unit awards were granted under the Phantom Stock Plan. During the fiscal year ended June 30, 1995, two participants terminated employment with the Company and, as a result, forfeited 48,500 performance units which were not vested. A new participant was granted 3,500 performance units during the same period. During the fiscal year ended June 30, 1996, two participants terminated employment with the Company and, as a result, forfeited 13,500 performance units which were not vested. At June 30, 1996, no performance units were granted and outstanding due to the accelerated vesting and payment of the Phantom Stock Plan due to the closing of the Branch Sale. The vesting of these performance units resulted in compensation expense to the Company over the three-year vesting period. Compensation expense of $319 and $319 relating to the vesting of performance units was recorded for the years ended June 30, 1996 and June 30, 1995, respectively.

759883.4
                                      -105-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


The Board of Directors of the Company approved a bonus plan ("Bonus Plan") which provided for a payment of a total amount of $350,000 during March 1995 or upon a change of control of the Company, if earlier, to certain executive and other senior officers of the Company as determined by the Compensation Committee of the Board of Directors. These payments were recorded as compensation expense during the fiscal year ended June 30, 1995. No amounts were approved under the Bonus Plan during fiscal year 1998 or 1997.

25. Fair value of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. SFAS No. 107 defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 uses the same definition for a financial instrument as SFAS No. 105, "Disclosure of
Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk". SFAS No. 105 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on an entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially favorable terms with the second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no ready market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax amounts and office premises and equipment. In addition, there are intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits", the Company's branch network and other items generally referred to as "goodwill".


759883.4
                                      -106-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998, 1997 and 1996:

                                                      June 30, 1998                  June 30, 1997
                                                 Carrying      Estimated       Carrying         Estimated
                                                  Amount       Fair Value       Amount         Fair Value
                                                  ------       ----------       ------         ----------
   Cash and due from banks                       $   32,087     $   32,087      $   14,036     $   14,036
   Money Market investments                              --             --              --             --
   Investment securities available for sale, net      1,373          1,373           6,275          6,275
   Mortgage backed securities available for
    sale, net                                            --             --              --             --
   Accrued interest receivable                          388            388           2,047          2,047
   Gross loans receivable:
     Secured by real estate                          59,006         59,006          80,093         80,093
     Consumer                                         1,972          1,972           2,871          2,871
     Loans sold with recourse, net                   15,781         15,781          24,451         24,451
   Demand deposits                                       --             --              --             --
   Borrowed funds                                    68,760         68,760          84,272         84,272
   Mortgage escrow deposits                              --             --              --             --
   Accrued interest payable                             479            479             964            964


                                                         June 30, 1996
                                                   Carrying       Estimated
                                                    Amount        Fair Value
                                                    ------        ----------
   Cash and due from banks                          $   13,129     $   13,129
   Money Market investments                              4,000          4,000
   Investment securities available for sale, net         5,685          5,685
   Mortgage backed securities available for
    sale, net                                              187            187
   Accrued interest receivable                             943            943
   Gross loans receivable:
     Secured by real estate                             86,983         79,154
     Consumer                                            3,038          2,951
     Loans sold with recourse, net                      29,914         29,914
   Demand deposits                                       3,022          3,022
   Borrowed funds                                      115,786        115,786
   Mortgage escrow deposits                                271            271
   Accrued interest payable                                 --             --


The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Short term instruments: For short term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominately short term: cash and due from banks, money market investments, U.S. Treasury obligations, demand deposits, accrued interest receivable and payable, mortgage escrow deposits and other financial liabilities.

    Debt and equity securities (including mortgage-backed securities): Estimated fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for investments with similar terms and credit quality.

    Loans receivable: Fair values of performing loans receivable, secured by real estate, is calculated by discounting the contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect the credit risk inherent in the loans. Fair values of non-performing loans, secured by real estate, are based on recent appraisals of the underlying real estate or discounted cash flow analyses. The fair value of consumer loans is based on a third party offer.

    Approximately $8,459, $12,806 and $12,984, of the Company's $65,181, $95,770
    and $132,919 total loans receivable relate to commercial loans at June 30, 1998, 1997 and 1996, respectively. The Company believes that dollar amounts relating to commercial loans are relatively small in comparison to total loans receivable at June 30, 1998, 1997 and 1996, and that an estimate of fair value of commercial loans cannot be made without

759883.4
                                      -107-
incurring excessive costs. Therefore, the Company concludes that it is not practicable to estimate the fair value of its commercial loan portfolio.


                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


    The Company's estimates of impairment due to collectibility concerns related to these loans are included in the allowance for possible credit losses. The weighted average of the effective interest rates and the weighted average maturity dates of commercial loans are 8.22% and 2.09 years, 9.32% and 3.09 years and 9.31% and 3.73 years at June 30, 1998, 1997 and 1996, respectively.

    Deposit liabilities: Fair values of time deposits maturing in excess of 90 days are calculated using contractual cash flows discounted at rates equal to current rates offered in the market for similar deposits with the same remaining maturities. These fair value estimates do not include the intangible value of the existing customer base.

    Borrowed funds: Fair values of borrowed funds are based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowed funds of similar remaining maturities.


26. Commitments and contingencies

Standby letters of credit and financial guarantees outstanding are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained upon extension of credit varies and is based on management's credit evaluation of the counterparty.

At June 30, 1998, 1997 and 1996, the Company and its wholly-owned subsidiaries had arranged letters of credit aggregating $0, $1,197 and $3,225, respectively.

In the normal course of the Company's business, there are outstanding various claims, commitments and contingent liabilities. The Company also is involved in various other legal proceedings which have occurred in the ordinary course of business. Management, based on discussions with legal counsel, believes that the Company will not be materially affected by the actions of such legal proceedings. However, there can be no assurance that any outstanding legal proceedings will not be decided adversely to the Company and have a material adverse effect on the financial condition and the results of operations of the Company.




759883.4
                                      -108-

   FINANCIAL SCHEDULES


                                 RB ASSET, INC.
                    Index to Consolidated Financial Schedules


                                                                         Page

       Real Estate and Accumulated Depreciation (Schedule III)          110
                 Year ended June 30, 1998

       Mortgage Loans on Real Estate (Schedule IV)                      112
             Year ended June 30, 1998




759883.4
                                      -109-

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 1998
                             (dollars in thousands)

                                                  Initial cost to complete      Cost capitalized subsequent to acquisition
                                                  ------------------------      ------------------------------------------
                                                              Buildings an
           Description            Encumbrances      Land      improvements      Improvements   Deductions     Description
           -----------            ------------      ----      ------------      ------------   ----------     -----------
    Alden Park                        $ 42,339    $ 11,220       $ 39,769           $5,113      $      --
     Multi-family apartment bldg.
      Philadelphia, PA
    Royal York                           7,792       1,479         20,099            3,424         16,537    Unit sales
     Multi-family apartment bldg.
      New York, NY
    260 W. Sunrise                       2,775         370          5,616               --             --
     Office complex
     North Woodmere, NY
    Middletown Commons                      --         394          1,576               --             --
     Shopping Center
     New York, NY                                                                                            Unit sales
    86 West                                 --         166          1,100               --            437
     Condominium                                                                                             Write down
     New York, NY
    Kingston Atlanta                        --       2,488         22,901               --         11,300(4)
     Mixed use commercial
     Atlanta, GA
                                      ---------   ---------      --------          ---------  ------------   -------------
    Totals                            $ 52,906    $ 16,117       $ 91,061                       $  28,274



                                                                                                                    Life on which
                                        Gross amount at which carried                                                depreciation in
                                        at close of period, June 30,1998                                            latest income
                                                   Buildings                                                         statement is
                                                      and                       Accumulated      Date of      Date      computed
                                      Land        improvements   Total          Depreciation   Construction  Acquired     (years)
                                      ----        ------------   -----          ------------   ------------  --------     -------
    Alden Park                      $ 11,220       $ 44,882    $ 56,102         $  125        ( 1)          ( 1)            30
     Multi-family apartment bldg.
      Philadelphia, PA
    Royal York                         1,479          6,986       8,465             16        ( 1)          ( 1)            30
     Multi-family apartment bldg.
      New York, NY
    260 W. Sunrise                       370          5,616       5,986            781        ( 1)          ( 1)            25
     Office complex
     North Woodmere, NY
    Middletown Commons                   394          1,576       1,970              4        ( 1)          ( 1)            30
     Shopping Center
     New York, NY
    86 West                              166            663         829              2        ( 1)          ( 1)            30
     Condominium
     New York, NY
    Kingston Atlanta                   2,488         11,601      14,089             28        ( 1)          ( 1)            30
     Mixed use commercial
     Atlanta, GA
                                    --------      ---------    --------         -------     --------     --------       --------
    Totals                          $ 16,117       $ 71,324    $ 87,441         $  956


The aggregate cost for Federal income tax purposes was approximately $116.1 million at June 30, 1998.


    The changes in real estate for each of
    the three years ended June 30, 1998    July 1, 1997 to   July 1, 1996 to   July 1, 1995 to
    are as follows:                        June 30, 1998     June 30, 1997     June 30, 1996
                                           -------------     -------------     -------------
    Balance at beginning of period           $     97,349      $    146,440    $     148,851
                     Improvements                   3,366             9,838            2,832
                     Re-acquired assets             2,095                --               --
                     Sales/Write downs            (16,325)          (58,929)          (5,243)
                     Other                             --                --              --
                                           ---------------   ---------------   -------------
    Balance at end of period                 $     86,485      $     97,349    $     146,440
                                             ------------     -------------    -------------

  The changes in accumulated real estate
  depreciation  for the three years ended          July 1, 1997 to   July 1, 1996 to   July 1, 1995 to
  June 30, 1998 are as follows:                    June 30, 1998     June 30, 1997     June 1, 1996
                                                   -------------     -------------     ------------
  Balance at beginning of period                   $          573    $          373    $         173
                   Depreciation for the period                383               200              200
                   Disposals, including write-off
                      of fully depreciated building
                      improvements                             --                --               --
                                                   --------------    --------------    -------------
  Balance at end of period                         $          956    $          573    $         373
                                                   --------------    --------------    -------------

   See notes to this schedule on the following page.


759883.4
                                      -110-

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 1998
                             (dollars in thousands)


Notes to Real Estate and Accumulated Depreciation Schedule (previous page)


Note 1 - Property acquired, in substantially completed form, through foreclosure or transfer and satisfaction of obligations of borrowers prior to 1996.

Note 2 - Improvements totaling $3,424 were made to refurbish individual units in preparation for sale during the three year period ended June 30, 1998. Proceeds of unit sales during the same three year period, after selling costs other than refurbishment costs, were $16,537. Accordingly, net proceeds of unit sales, after selling and refurbishment costs, were $13,113 during the three year period ended June 30, 1998.

Note 3 - Improvements totaling $5,113 were made to complete a rehabilitation project related to this asset, subsequent to the asset's acquisition by the Company.

Note 4 - For additional information related to this write down of the asset's carrying value, see "Management Discussion and Analysis - Results of Operations" contained within the RB Asset, Inc. annual report on Form 10-K, dated June 30, 1998.




759883.4
                                      -111-

                                 RB ASSET, INC.
                                    FORM 10-K
                 MORTGAGE LOANS ON REAL ESTATE (SCHEDULE IV)
                                  JUNE 30, 1998
                             (dollars in thousands)

                                                         Final               Periodic
                                      Interest         Maturity              payment                Prior
            Description                 rate             Date                 terms                 liens
            -----------                 ----             ----                 -----                 -----
   Residential 1-4 family and other
     real estate  loans                    7%-10%       5/1/99        Amortizing over 15-30
     New York, NY                                                     years

   Anita Terrace                            7.00%       5/1/09        Interest only, balloon
      Co-op                                                           payment at maturity
      Rego Park, NY

   Anita Terrace                            7.00%       5/1/09        Interest only, balloon   Subordinated
      Co-op                                                           payment at maturity      participation
      Rego Park, NY

   7402 Bay Ridge Parkway                  10.25%       6/13/01       Interest only, balloon
      Multi-family apartment                                          payment at maturity
      NY

   236 East 46th Street                     7.75%       8/27/98       Interest only, balloon   Subordinated
      Multi-family apartment                                          payment at maturity      participation
      New York, NY

   715 Associates                           9.25%       3/30/00       $200 principal annually
      Condominium
      New York, NY

   Washington Group                         7.67%      6/30/97 -      Amortizing over 30
      Office complex                                   extension      years,  balloon payment
      NY                                            agreement under   at maturity
                                                      negotiation

   Lohmaier Lane                            7.50%       9/1/98        Non-accrual loan,
      Office complex                                                  principal and interest
      NY                                                              not being received

   333 West 39th Street                     8.50%       1/1/00        Principal and interest   Junior subordinated
      Office complex                                                  contingently receivable  participation
      New York, NY                                                    loan is fully reserved

   589 8th Avenue                           8.50%       1/1/00        Principal and interest   Junior subordinated
      Office complex                                                  contingently receivable  participation
      New York, NY                                                    loan is fully reserved

   Hawthorne                                8.50%      10/15/00       Principal and interest   Junior subordinated
      Hotel                                                           contingently receivable  participation
      SC                                                              loan is fully reserved

                                      Face amount             Carrying         Principal amount of loans
                                          of                 amount of        subject to delinquent principal
            Description               Mortgages              mortgages        or interest
            -----------               ---------              ---------        --------------------------------
   Residential 1-4 family and other
     real estate  loans                   $     1,352           $     1,158                $     590 (1)
     New York, NY

   Anita Terrace                               14,724                 8,239                   14,724 (2)
      Co-op
      Rego Park, NY

   Anita Terrace                                6,804                 6,804                            -
      Co-op
      Rego Park, NY

   7402 Bay Ridge Parkway                         997                   997                            -
      Multi-family apartment
      NY

   236 East 46th Street                         1,501                 1,501                            -
      Multi-family apartment
      New York, NY

   715 Associates                                 611                   611                            -
      Condominium
      New York, NY

   Washington Group                            21,803                21,803                            -
      Office complex
      NY


   Lohmaier Lane                                3,100                 2,100                        3,100
      Office complex
      NY

   333 West 39th Street                         1,700             -     (3)                            -
      Office complex
      New York, NY

   589 8th Avenue                                 700             -     (3)                            -
      Office complex
      New York, NY

   Hawthorne                                      500             -     (3)                            -
      Hotel
      SC

                            (continued on next page)

759883.4
                                      -112-

                                 RB ASSET, INC.
                                    FORM 10-K
                 MORTGAGE LOANS ON REAL ESTATE (SCHEDULE IV)
                                  JUNE 30, 1998

   (continued from previous page)                     (dollars in thousands)

                                                         Final               Periodic
                                      Interest         Maturity              payment                Prior
            Description                 rate             Date                 terms                 liens
            -----------                 ----             ----                 -----                 -----
   Camarillo                                7.50%       3/22/05       Interest only, balloon   Subordinated
      Shopping Center                                                 payment at maturity      participation
      CA
   5619 Broadway                            8.50%       11/1/99       Interest only, balloon   Subordinated
      Shopping Center                                                 payment at maturity      participation
      New York, NY
   Crossroads                               8.50%      12/22/98       Interest only, balloon   Subordinated
      Shopping Center                                                 payment at maturity      participation
      CA
   153 West 57th Street                     7.00%       10/1/98       Interest only, balloon   Subordinated
      Mixed use commercial                                            payment at maturity      participation
      New York, NY
   Flotilla Street                          6.89%      12/31/98       Interest only, balloon   Subordinated
      Industrial Complex                                              payment at maturity      participation
      CA
   Hawthorne                                8.50%      10/15/00       Interest only, balloon   Subordinated
      Hotel                                                           payment at maturity      participation
      SC
   Cromwell-Louisville                      6.18%       6/30/09       Interest only, balloon   Subordinated
      Garage                                                          payment at maturity      participation
      Louisville, KY
   Totals

                               Face amount               Carrying          Principal amount of loans
                                    of                  amount of          subject to delinquent
            Description         Mortgages               mortgages          principal or interest
   Camarillo                        625                      625                         -
      Shopping Center
      CA
   5619 Broadway                    620                      620                         -
      Shopping Center
      New York, NY
   Crossroads                       399                      399                         -
      Shopping Center
      CA
   153 West 57th Street             613                      613                         -
      Mixed use commercial
      New York, NY
   Flotilla Street                  360                      360                         -
      Industrial Complex
      CA
   Hawthorne                        809                      809                         -
      Hotel
      SC
   Cromwell-Louisville            1,788                    1,788                         -
      Garage
      Louisville, KY
   Totals                     $  59,006               $   48,427                $   18,414


   Reconciliation of mortgages                                                    July 1,1997 to    July 1, 1996 to  July 1, 1995 to
    receivable at their carrying values:                                           June 30, 1998    June 30, 1997     June 30, 1996
                                       Balance at beginning of period             $        65,499   $        69,522  $       76,393

                                         Advances made                                        649            1,910           59,592
                                         Capitalization of interest/expense                    --                 --
                                         Collections of properties                        (16,413)          (4,933)         (62,560)
                                         Transfers of foreclosed properties                    --                 --
                                         Charged to provision                              (1,308)           (1,000)         (3,903)
                                                                                  ---------------   ---------------  --------------
                                       Balance at end of period                   $        48,427   $        65,499  $       69,522
                                                                                  ===============   ===============  ==============

   See notes to this schedule on the following page.



759883.4
                                      -113-

                                 RB ASSET, INC.
                                    FORM 10-K
                 MORTGAGE LOANS ON REAL ESTATE (SCHEDULE IV)
                                  JUNE 30, 1998
                             (dollars in thousands)



Notes to Investments in Real Estate Assets Schedule (previous page)



Note 1 - The Company's 1-4 family residential loans are carried as non-accrual assets, whereby interest income is recognized only when received. At June 30, 1998 there were loans aggregating $590 in outstanding principal balance that were delinquent 60 days or longer.

Note 2 - This loan asset has been categorized as a non-accrual loan. Accrued interest related to this loan has been fully reserved for at June 30, 1998. Loan principal continues to be repaid from the proceeds of apartment unit sales of the property serving as collateral for this loan.

Note 3 - The loan is fully reserved for by the Company at June 30, 1998, although the loan continues to perform in accordance with its contractual terms. Principal and interest related to these loans is contingently receivable, following the satisfaction of all other lien holder's positions.


759883.4
                                      -114-