Form 10-K/A
period 1998-06-30
RB ASSET INC
filed 1998-10-13
CIK 1047958

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K/A

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



759883.5

                                 RB ASSET, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                       THE FISCAL YEAR ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                                                            Page

PART I

       Item 1              Business ...................................................................     3
       Item 2              Executive Offices and Other Properties......................................    24
       Item 3.             Legal Proceedings...........................................................    24
       Item 4.             Submission of Matters to a Vote of Security Holders.........................    26

PART II
       Item 5.             Market for Registrant's Common Stock and Related Stockholder Matters........    27
       Item 6.             Selected Consolidated Financial Data........................................    28
       Item 7.             Management's Discussion and Analysis of Financial Condition and Results of
                              Operations ..............................................................    32
       Item 8.             Consolidated Financial Statements and Supplementary Data....................    52
       Item 9.             Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure.....................................................    52
PART III
       Item 10.            Directors and Principal Officers of the Registrant..........................    53
       Item 11.            Management Compensation and Transactions....................................    58
       Item 12             Security Ownership of Certain Beneficial Owners and Management..............    61
       Item 13             Certain Relationships and Related Transactions..............................    64

PART IV
       Item 14.            Financial Statements and Schedules, Exhibits and Reports on Form 8-K........    67


SIGNATURES.............................................................................................    69
CONSOLIDATED FINANCIAL STATEMENTS......................................................................    70
FINANCIAL STATEMENT SCHEDULES INDEX....................................................................   106



759883.5
                                       -2-

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

759883.5
                                       -3-

Department on June 23, 1998, the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled and the stock transfer records of River Bank were closed.

On June 28, 1996, the Predecessor Bank consummated the "Branch Sale contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Sale Agreement") by and between the Predecessor Bank and Marine. Pursuant to the terms of the Branch Agreement, Marine assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 bank branch offices, inclusive of the name East River Savings Bank. Included in the Transferred Assets was approximately $32.4 million of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with third parties, aggregating $60.4 million, composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See "Asset Sale Transactions" and Note 11 to the Consolidated Financial Statements.

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

Marine assumed substantially all of the Predecessor Bank's retail deposits in connection with the Branch Sale. In addition, the Predecessor Bank ceased accepting retail deposits on the date of the Branch Sale. At June 30, 1996, the Predecessor Bank held certain non-retail deposits, which aggregated approximately $3.0 million. During the quarter following the Branch Sale, the Predecessor Bank arranged for the assumption by other insured depository institutions of its remaining non-retail deposits. Accordingly, the Predecessor Bank held no deposit liabilities at June 30, 1997. However, at June 30, 1997, the Predecessor Bank continued to be regulated by the FDIC and the NYSBD. On October

759883.5
                                       -4-

31, 1996 the Predecessor Bank requested that the FDIC terminate its insurance of accounts in accordance with the requirements of the NYSBD's approval of the Branch Sale. On April 14, 1997, the Predecessor Bank received notice that the FDIC, as requested by the Predecessor Bank, intended to terminate the Predecessor Bank's status as an insured state nonmember Bank on December 31, 1997. Upon the issuance of this order by the FDIC, the Predecessor Bank was no longer subject to banking regulation by the FDIC. In connection therewith, the Predecessor Bank also received from the Banking Department a waiver of any applicable New York State deposit insurance requirements.

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

Primarily as a result of deterioration in the real estate markets and a general economic recession in the New York metropolitan area and, later in other areas in which the Predecessor Bank was engaged in lending activities, particularly California, the Company's non-performing assets began increasing in 1989 and continued to increase in the aggregate through 1992. The resolution of non-performing assets, which substantially resulted from the Predecessor Bank's


759883.5
                                       -5-
lending strategy of the 1980s, required significant time and attention by the Predecessor Bank's management. Over the five-year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD, subsequent to June 28, 1996, the Predecessor Bank has not originated a material amount of loans.

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

Categorization of Real Estate Assets. The Company accounts for its real estate assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS-121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board (the "FASB"). SFAS-121 requires that long-lived assets be reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amount of the asset may not be recoverable. In addition, SFAS-121 requires that long-lived assets to be disposed of be carried at the lower of carrying value or fair value less the cost to sell. Under SFAS-121, the Company is required to categorize its real estate assets as either real estate held for investment or real estate held for disposal.


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


759883.5
                                       -6-

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

Under generally accepted accounting principals ("GAAP"), the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. The depreciable portion of assets categorized as real estate held for investment includes the accumulated costs of acquisition and/or development of building structures and leasehold improvements. No depreciation charges are made for the portion of the asset's historical cost attributable to land.
Depreciation for real estate held for investment is generally calculated on a straight-line basis over a 30-year period or over the remaining term of the lease for leasehold improvements, whichever period is less.

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

As a result of deteriorating economic conditions beginning in 1989 and the resultant increases in non-performing assets (non-accrual loans and real estate acquired by foreclosure) during 1989, the Predecessor Bank began to substantially decrease its lending activities during 1990, particularly investments in higher-risk multi-family residential, commercial real estate, construction and commercial business loans, as well as its joint venture activities. These practices were formalized by the Board of Directors of the Predecessor Bank in April 1991 following the Predecessor Bank's entering into a Memorandum of Understanding in December 1990. As a result of the Board's actions, the Predecessor Bank changed its lending policies to specifically exclude acquisition, development and construction loans and all lending characterized as highly-leveraged transactions or joint venture activities. In addition, the Predecessor Bank substantially curtailed its multi-family residential and commercial real estate lending. The foregoing loans were permitted, however, to the extent that the Predecessor Bank was obligated under legally binding commitments, as well as in connection with the restructuring/refinancing of existing loans or in connection with the sale of investments in real estate.

During this period, the Predecessor Bank continued to originate relatively low volumes of single-family residential loans and, to a lesser extent, certain consumer loans. In addition, since 1990 and 1991, other than single-family residential loans, the Company has primarily originated loans secured by multi-family residential elevator properties with approximately 75 units, generally in its market area and under much stricter underwriting guidelines than had previously

759883.5
                                       -7-
been in effect for multi-family residential and commercial real estate loans. Following consummation of the Branch Sale, primarily as a result of conditions imposed by the NYSBD, the Company no longer engaged in lending activities.

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


759883.5
                                       -8-

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

Concentrations of Loans Secured by Real Estate by Loan and by Borrower. At June 30, 1998, the Company's loans secured by real estate portfolio included 2 loans aggregating $36.5 million with principal amounts greater than $10.0 million, 1 loan with a principal balance of $6.8 million and 4 loans aggregating $8.1 million with principal amounts of $1.0 million to $5.0 million. At the same date, the Company's five largest loans secured by real estate borrowers (including their related entities) had $21.8 million, $14.7 million, $6.8 million, $3.1 million and $1.8 million, respectively, of loans outstanding, and the aggregate amount of loans to the Company's five, 10 and 20 largest real estate borrowers (including related entities) amounted to $48.2 million, $54.5 million and $59.0 million, respectively. At June 30, 1998, $22.1 million of the loans to the Company's 20 largest borrowers were non-performing loans and $7.7 million had been restructured and were performing according to their restructured terms.

Loans Sold With Recourse. At June 30, 1998 and 1997, the Company held three loan assets secured by multi-family residential projects currently under development. These assets were carried at $15.8 million and $24.5 million at June 30, 1998 and 1997, respectively.

In connection with the Branch Sale, on June 28, 1996, the Company consummated $24.0 million of Asset Sale Transactions, known as the Pool B and C transactions. These Asset Sale Transactions represented two of five such

759883.5
                                       -9-
transactions (totaling $60.4 million) which were structured to include ongoing recourse to, and participation by, the Company with respect to the assets sold, based upon the proceeds realized by the purchasers. See "Asset Sales Transactions."

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

At June 30, 1998, one of these loans (the Pool B transaction) was composed of a mortgage loan secured by land and construction in process related to a single family condominium project in Wayne, New Jersey (the "Wayne Project"). The Wayne Project is in the final phase of a three-phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, $2.1 million of borrowed funds remained outstanding with respect to the Pool B recourse financing.

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



759883.5
                                      -10-

The following table details activity with respect to loans sold with recourse for the periods indicated (dollars in thousands).

                                                                     The Bronx             The Bronx
                                               The Wayne              Projects-            Projects-
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
                                                ==============        ==============        ==============         ============

Composition of Loans Sold with Recourse. Tables that set forth information concerning the Company's loans sold with recourse portfolio at the dates indicated are included on page 91 of this annual report on Form 10-K. See "Financial Schedules".

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



759883.5
                                      -11-

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

759883.5
                                      -12-

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

759883.5
                                      -13-

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

Pool B

At June 30, 1996, Pool B was composed of a mortgage loan in the amount of $13.0 million secured by land and construction in process related to a single-family condominium project in Wayne, New Jersey (the Wayne Project). The Company's aggregate investment in the Wayne Project prior to the Asset Sale Transactions approximated $13 million.

At June 30, 1998, the Wayne Project is in the final phase of a three-phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, all Marine debt related to this asset has been repaid and $2.1 million of recourse debt remained payable to a third party.

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

759883.5
                                      -14-

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


759883.5
                                      -15-

The Facility is priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six-month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one-year extension. Following maturity or an event of default, the Senior Debt Financing (as defined below) will accrue interest at a specified default rate.

The Facility was initially secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by Marine and collateral assignments of first priority mortgages held by River Bank (the "Primary Collateral"). Each of the loans are cross-defaulted with each other and cross-collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan is also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to Marine all of the cash flow from the Primary Collateral and the Additional Collateral. All of the net cash flow from the Primary Collateral and Additional Collateral will be applied to the prepayment of the Facility. In addition, all net proceeds from the sale of any Primary Collateral, and the proceeds from the sale of any Additional Collateral, is required to be applied to the prepayment of the Facility subject to the Company's right to establish reserves for its operating needs. The Company will be permitted to prepay the Facility in whole or in part at any time without prepayment penalty or premium (subject to customary LIBOR breakage provisions).

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

759883.5
                                      -16-

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


Employees

Following the consummation of the Branch Sale by the Predecessor Bank, at June 30, 1996, the Company had 37 full-time and 13 part-time employees. At June 30, 1997 the Company maintained a full-time staff compliment of four personnel, the President and Chief Executive Officer, one employee who performs administrative functions and two employees directly involved in day-to-day management of certain real estate properties. Due to the retirement of the Company's President and Chief Executive Officer, at June 30, 1998 the Company had only one employee. That employee continued to be involved in administrative functions. Subsequent to June 30, 1998, the Company increased its staff to two with the appointment of a new President and Chief Executive Officer. See Note 14 to the Consolidated Financial Statements. See "Directors and Principal Officers of the Registrant."



759883.5
                                      -17-

Taxation

Federal Income Tax Considerations of the Reorganization. The following discussion summarizes the principal material federal income tax considerations of the Reorganization. Except as otherwise indicated, conclusions of tax treatment, tax effect, or tax consequences set forth in this section are based on the Internal Revenue Code (the "Code"), Regulations of the United States Treasury Department thereunder, Internal Revenue Service ("IRS" or the "Service") Rulings, and judicial and administrative decisions in effect as of the date of the Reorganization, all of which are subject to change at any time, possibly with retroactive effect. Such conclusions have no binding effect on the IRS or the courts. Roberts & Holland LLP, special tax counsel to River Bank, has provided an opinion, in the form attached as an exhibit to the Registration Statement of River Distribution Sub, Inc and River Asset Sub, Inc., filed on Form S-4, to the effect that the discussion set forth under the caption "Tax Consequences of the Reorganization" below as to the characterization of the transaction as a "reorganization" under section 368 of the Code is correct. As with all such complex matters, there is a risk that the IRS could disagree with the conclusions stated herein and in the opinion of counsel.

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

The Reorganization was reasonably characterized as a tax-free "reorganization." However, the ability of the Reorganization to qualify as a tax-free reorganization turns on certain unresolved and complex issues of tax law as to which there are no clearly established legal precedents and for which the Company has not requested a ruling from the IRS. As a result, the IRS or a court could determine that the Reorganization did not constitute a tax-free reorganization. If such a determination were made and sustained, certain of the tax consequences described above would not apply. In particular, the Predecessor Bank's stockholders would be required to recognize gain upon the deemed exchanges of River Bank capital stock for RB Asset Common Stock and RB Asset Series A Preferred Stock to the extent that the fair market value of any RB Asset, Inc. capital stock received exceeded the basis of the River Bank capital stock deemed exchanged therefor, and their holding period would begin on the date of the exchange. Recognition of loss on such deemed exchanges might not be allowed until the stockholders dispose of some or all of their RB Asset, Inc. capital stock. Moreover, the Predecessor Bank would be required to recognize gain on its disposition and distribution of property in connection with the Reorganization and any loss on such disposition and distribution may be required to be deferred until RB Asset, Inc. were to sell the assets to an unrelated third party, and, to the extent its tax attributes were not used to offset any gain, RB Asset, Inc. would not succeed to them.



759883.5
                                      -18-

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



759883.5
                                      -19-

Although it may not have caused an ownership change, the Equity Offering caused a significant increase in the percentage ownership of stock of the Predecessor Bank by one or more new 5-percent stockholders. Specifically, the Company believes that the Equity Offering resulted in 5-percent stockholders increasing their ownership for purposes of Section 382 of the Code by approximately 49 percentage points. Therefore, the Equity Offering significantly increased the likelihood that relatively small future issuances of, or transactions in or affecting the direct or indirect ownership of, shares of Common Stock would result in an ownership change.

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

At June 30, 1998, the Company had suspended passive activity losses for federal income tax purposes of approximately $277,000 and suspended passive activity credits (consisting of rehabilitation tax credits) which it has not been able to utilize in prior periods and are subject to substantially similar limitations, of approximately $8.2 million. In addition, tax credits of $1.0 million, $784,000, and $555,000 were generated in 1998, 1997 and 1996, respectively, and are considered non-passive. This credit is primarily attributable to the Company's investment in the rehabilitation of an

759883.5
                                      -20-
historic multi-family residential project located in Philadelphia, Pennsylvania. See Note 19 to the Consolidated Financial Statements for additional information. The primary source of the Company's "passive" losses has been from losses incurred by subsidiaries of the Company in real estate joint ventures, and certain losses incurred by the Company in connection with real estate acquired through foreclosure. "Passive" losses from these sources may be deducted against the Company's "active income" other than its "portfolio income." For tax years in which the Company is considered to be "closely held" within the meaning of the Code, passive activity losses and credits in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income and liabilities from passive activities or from an active trade or business in future years, or will generally be fully deductible (but not creditable) upon a complete disposition of the underlying passive activity. These tax credits are only utilizable against tax liability which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carryforwards have been utilized.

The passive activity loss limitations applied to the Company in prior years because the Company was considered to be "closely held" within the meaning of the passive activity loss limitation rules set forth in the Code. The Company was previously considered to be "closely held" for this purpose because more than 50% of the value of its outstanding stock was owned, directly or indirectly, by or for not more than five individuals. The determination of stock ownership for the purposes of the passive activity loss limitation rules differs from the requirements of Section 382 of the Code with regard to the ownership of certain preferred stock (see Note 18 to the Consolidated Financial Statements). As a result of the Equity Offering, the Company believes that it is not "closely held" for purposes of the passive activity loss rules following consummation of the Equity Offering notwithstanding the absence of the occurrence of an "ownership change" for purposes of Section 382 of the Code. The passive activity loss limitation rules will continue to apply to losses and credits from any preceding period during which the Company was "closely held," but current losses and credits are not subject to treatment as passive activity losses.

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

State and Local Taxation. Prior to May 22, 1998, the Company was subject to the New York State Franchise Tax on Banking Corporations and to the New York City Banking Corporation Tax (collectively, the "Banking Tax" rules). The reorganization on May 22, 1998, and the dissolution of the Predecessor Bank under New York State Banking Law, resulted in the new organization becoming (on that date) subject to the New York State and New York City Corporate




759883.5
                                      -21-
tax rules, as opposed to the Banking Tax rules. The Corporate tax rules impose a tax calculated on the greater of either tax imposed on net income or capital tax base, as defined in the regulations.

In addition to the foregoing, the New York State Tax Law also imposes a Metropolitan Transportation Business Tax surcharge equal to 17% of the portion of the net New York State franchise tax (after deduction of any allowable credits against tax) otherwise payable which is attributable to the Company's gross income within New York City and in several other New York counties in the New York Metropolitan Area. Also, New York State imposed through 1993 a surcharge on banking corporations at a rate of 15% of the net franchise tax due (after deduction of any allowable credits against tax). This rate was effectively reduced to 2.5% for the Company's tax year ending December 31, 1996.

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



759883.5
                                      -22-

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



759883.5
                                      -23-

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

The Company has not been notified by any governmental authority of any material noncompliance, liability or other claim in connection with any of the real estate properties currently owned or classified as in-substance foreclosures by the Company or its subsidiaries, but it is aware of the presence of certain hazardous substances and materials on certain of its properties (foreclosed and in-substance foreclosed), which it has taken into account in connection with the appraisals of such properties. The Company believes that the expected costs of remediation of such conditions are not significant and would not materially impair the Company's ability to sell such properties. It is the Company's general

759883.5
                                      -24-
practice to take title to a property only if a Phase I environmental audit (which involves only limited procedures) does not reveal a risk of a material environmental condition and to establish a separate subsidiary to hold each newly-foreclosed property. There can be no assurance, however, that such audits reveal all potential environmental liabilities that might exist with respect to a foreclosed property, that no prior owner created any material unknown environmental condition, that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability on the Company or its subsidiaries, or that the establishment of separate subsidiaries for foreclosed properties will insulate the Company against potential environmental liability relating to such properties.


759883.5
                                      -25-

ITEM 4

                SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


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





759883.5
                                      -26-

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

(1) - As of May 22, 1998, market quotations for RB Asset, Inc. common stock were deleted from published listings due to an insufficient number of market makers for the stock. The last trade price reported for the Predecessor Bank was $7.50 per share based on the most recent transaction prior to May 22, 1998.

Please reference the information contained in Note 18 of the Notes to Consolidated Financial Statements.



759883.5
                                      -27-

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

     (Footnotes on second following page)


759883.5
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



759883.5
                                      -29-

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


759883.5
                                      -30-

The following table sets forth selected data related to non-performing loans for the periods indicated: (Dollars in thousands)


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






759883.5
                                      -31-

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

During the year ended June 30, 1997, the company disposed of 13 properties totaling $32.2 million. In addition, investments in real estate decreased, during the fiscal year ended June 30, 1997, as the result of the writedown of $16.6 million and the sale/satisfaction of $3.1 million in investments in


759883.5
                                      -32-
real estate, and depreciation affecting investments in real estate of $200,000. These decreases in investments in real estate, totaling $52.1 million, were partially offset by additional asset fundings in the amount of $3.0 million made during the year. The writedowns in investments in real estate of $16.3 million, recorded during the year ended June 30, 1997, included a writedown of $11.3 million for an office building complex in Atlanta, GA, categorized as real estate held for investment. This charge followed a change in operating plans for the property and a resultant reevaluation of projected operating cash flows related to this property. For detailed information concerning the Company's investments in real estate, see "Real Estate Assets" and Notes 1, 12 and 13 to the Consolidated Financial Statements.

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

Commercial and Consumer Loans, Net. Total commercial and consumer loans decreased $5.2 million, or 39.3%, and $345,000, or 3.4%, during the fiscal years ended June 30, 1998 and 1997, respectively. During the year ended June 30, 1998, one loan was paid in full, totaling $400,000. In addition, the Company received principal reduction payments of $1.0 million. During the year ended June 30, 1998, the Company also wrote off $3.8 million in commercial and consumer loans.

Borrowed Funds. The Company's borrowed funds decreased by $17.6 million or 20.9% and $31.5 million or 27.2% during the years ended June 30, 1998 and 1997, respectively. Borrowed funds decreased during fiscal 1998 and 1997 primarily as the result of repayment transactions utilizing funds received from the liquidation of certain assets under the Company's plan of asset dispositions.


759883.5
                                      -33-

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


Results of Operations - Fiscal year ended June 30, 1998 compared to fiscal year ended June 30, 1997

General. The Company reported a net loss attributable to common shares of $1.5 million, or ($0.21) per share, for the years ended June 30, 1998, as compared with a net loss applicable to Common Shares of $30.1 million, or ($4.24) per share, for the fiscal year ended June 30, 1997. The primary reason for the decrease in the Company's net loss for the fiscal year ended June 30, 1998, as compared to the previous year, was the reduction in writeoffs of investments in real estate from $19.7 million in fiscal 1997 to $1.1 million in fiscal 1998, a net pre-tax reduction in such writeoffs of $18.6 million, or 94.4%. In addition, the Company's total revenues, excluding other income (expense), increased to $21.8 million during the year ended June 30, 1998, as compared to $18.8 million in the previous year. Total revenues increased during fiscal 1998, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $3.4 million in 1998, as compared with zero in the previous year, and the recognition of a net gain from real estate sales during 1998 of $2.0 million, as compared with a net loss in the previous year of $1.8 million. Other operating expenses declined $1.3 million to $6.1 million during fiscal 1998 as compared to $7.4 million in the previous fiscal year. In addition, other income (expense) was $1.7 million in the year ended June 30, 1998, an increase of $6.5 million, as compared to a loss of $4.8 million recorded as other income (expense) in the previous fiscal year.

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



759883.5
                                      -34-

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


759883.5
                                      -35-

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



759883.5
                                      -36-

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

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly-formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1998, the Company accrued $2.9 million in fees payable to the Management
Company, of which $360,000 related to fees incurred for the successful disposition of assets. During the year ended June 30, 1997, the Company accrued $3.7 million in fees payable to the Management Company, of which $774,000 related to fees incurred for the successful disposition of assets. At June 30, 1998, the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $224,000. See "Management."

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

Provision for Income Taxes. Statement of Financial Accounting Standards No. 109 (SFAS-109), "Accounting for Income Taxes," requires the Company to recognize a deferred tax asset relating to the unrecognized benefit for all temporary differences that will result in future tax deductions and for all unused NOL and tax credit carryforwards, subject to, in certain circumstances, reduction of the asset by a valuation allowance. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. Realization of tax benefits for deductible temporary differences and unused NOL and tax credit carryforwards may be based upon the future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and, if appropriate, from tax planning strategies.

759883.5
                                      -37-

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

In fiscal 1996, the operations of the Company, operating as the Predecessor Bank, were substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets, including investment securities, mortgage-backed and related securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits, FHLB advances and other borrowed funds. Net interest income is determined by an institution's interest rate spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amount of interest-earning assets and interest-bearing liabilities. Net interest income can be positively or negatively impacted by changes in interest rates. The level of the Company's non-performing loan assets continues to have a negative effect on net interest income.

Rental Income. For the year ended June 30, 1997, rental income was $16.2 million, a decline of $2.4 million, or 12.8%, from $18.5 million for the year ended June 30, 1996. The decline in rental income was due to the sale of 10 real estate properties in 1997. In addition, the decline in rental income was also partially attributable to reductions of

759883.5
                                      -38-
rental units at some of the Company's multi-family residential properties as units were converted to condominiums and sold. In addition rental income declined as a result of falling occupancy rates at certain other properties.

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


759883.5
                                      -39-

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
                                                     ========        =========

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly-formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1997, the Company accrued $3.7 million in fees payable to the Management
Company, of which $774,000 related to fees incurred for the successful disposition of assets. See "Management."

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


759883.5
                                      -40-

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


759883.5
                                      -41-

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



759883.5
                                      -42-

The following table summarizes the gross and net carrying values of the Company's non-performing loan assets at June 30, 1998.

------------------------------------------------------------------------------------------------
                                                  Writedowns                     Net Book Value
                                    Gross          Specific                    as a percentage of
                                   Balance         Reserves (1)   Net Value      Gross Balance

                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------

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
                                 ==========        ========       =========       =====


Non-performing Loan Activity. The following tables sets forth the activity in the Company's non-performing loan assets during the periods indicated.


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

Loans to Finance the Sale of Real Estate. The Company had previously financed the sale of investments in real estate under appropriate circumstances. Such financing was provided by the Company on what management of the Company considered to be market terms, which generally were more flexible than the Company's standard underwriting guidelines for multi-family residential and commercial real estate loans. All loans to finance the sale of investments


759883.5
                                      -43-
in real estate were approved in advance by the Board of Directors of the Company and involve an amount of borrower equity and other terms which result in the transaction constituting a sale of the property under generally accepted accounting principles. At June 30, 1998 and 1997, the Company did not retain any loans which had been made to finance the sale of investments in real estate, except those reflected in loans sold, with recourse, net. (See "Asset Sales" and Notes 8, 9 and 11 to the Consolidated Financial Statements).

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

At June 30, 1998, the Company had restructured loans which aggregated $23.0 million and were performing in accordance with their restructured terms. At the same date, the Company's restructured loans had been outstanding or periods which range from 17 months to approximately five years. The Company's restructured loans generally have performed in accordance with their restructured terms. At June 30, 1998, the Company had 3 restructured loans with an aggregate balance of $15.8 million which were included in the Company's non-performing loans. Payments on these loans are being made in accordance with the restructured terms.

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


Allowance for Credit Losses. Although the process of evaluating the adequacy of the Company's reserves involves a high degree of management judgment, such judgment is based, in part, on systematic procedures deemed helpful in assessing the adequacy of the Company's reserves. The Company's reserve analysis is prepared quarterly in conjunction with the Company's internal asset classification system and is used by management in determining if an additional provision is required to maintain the allowance for credit losses at an appropriate level or additional writedowns of equity investments and investments in real estate are needed to reduce the carrying values of such assets in accordance with the requirements of generally accepted accounting principles.



759883.5
                                      -44

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

The Company's provisions for credit losses and writedowns of investments in real estate have been significant in recent years. Such provisions and writedowns aggregated $2.6 million, $20.7 million and $7.1 million during the years ended June 30, 1998, 1997 and 1996 and contributed significantly to the Company's recorded net losses (excluding the effects of the Branch Sale in 1996) during those years.

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

Management of the Company, based on facts available to it, believes that the Company's allowance for credit losses at June 30, 1998 was adequate and that the net carrying value of the Company's investments in real estate equaled the lower of cost or fair value minus estimated costs to sell. It is anticipated, however, that the adverse effects of the high level of the Company's non-performing assets, consisting of provisions for credit losses, net loan charge-offs, loss of interest income on non-performing loans, writedowns of investments in real estate and increased operating expenses as a result of the allocation of resources to the collection and work-out of non-performing assets, will continue to adversely affect the Company's operations. Because the nature and extent of these adverse effects will be dependent on many factors outside the control of the Company, including conditions in the relevant real estate markets and prevailing interest rates, these adverse effects are not presently determinable by the Company.

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


759883.5
                                      -45-

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

759883.5
                                      -46-

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


759883.5
                                      -47-

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

The Company generally reviews the value of its investments in real estate on at least a quarterly basis. In the event that such reviews indicate a decline in the value of such investments, writedowns are recorded as appropriate.

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

Loans that go through the foreclosure process, particularly in New York, are subject to extensive delays before the Company can gain title to the property. Non-judicial foreclosure generally is unavailable in New York, and the procedures mandated by New York law can result in time-consuming litigation in order to foreclose a mortgage loan. Moreover, the federal and state courts in New York are overburdened with litigation and, as a result, decisions are often delayed. Further complications occur when bankruptcy proceedings are involved. For all these reasons, it can take an extended period of time, often two to six years, for a lender to obtain title to property that secures a loan which is in default. Although the foreclosure process can be long and complicated, the Company aggressively pursues foreclosures or negotiates with borrowers to acquire properties which secure problem loans by deed-in-lieu of foreclosure.


759883.5
                                      -48-

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

759883.5
                                      -49-

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


759883.5
                                      -50-

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


Risks Associated with Forward-Looking Statements.

This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following, which are discussed in greater detail in the "Risk Factors" section of the Company's Registration Statement on Form S-4 (File No. 333-386730 and File No. 333-386730-01) filed with the SEC: general economic conditions, which will among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing: difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.




759883.5
                                      -51-

ITEM 8

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages 71 to
111. See accompanying Index to the Consolidated Financial Statements on page 70.



ITEM 9
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.



759883.5
                                      -52-

                                    PART III
ITEM 10

               DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT

Subsequent to the closing of the Branch Sale, although the Company has executive officers under SEC requirements and New York Banking Law, which was formerly applicable to the Predecessor Bank, the Company no longer maintains any significant staff of employees to manage the Company's affairs. Rather, the day-to-day management responsibilities of the Company are vested with the Management Company, a newly-formed management company affiliated with Mr. Dworman. A significant amount of services, necessary to manage and dispose of the Company's assets, have been and will be provided by the Management Company or third-party subcontractors who will not have any continuing fiduciary obligations to the Company or the stockholders. The selection of third-party subcontractors to provide various services to the Company will be made by the Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns from the disposition of its assets will depend on the efforts of the Management Company and third-party contractors retained to provide services to the Company.


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


759883.5
                                      -53-

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

David A. Shapiro. Mr. Shapiro has been a portfolio manager for Seneca Capital Management LLC, an investment management firm since May 1995. Mr. Shapiro founded Asset Holdings Group, a privately held originator of senior and mezzanine commercial real estate loans formed in 1993. From 1991 to 1993, Mr. Shapiro also served as an advisor to the Predecessor Bank in connection with the restructuring and disposition of a portion of its commercial real estate portfolio.

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



759883.5
                                      -54-

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

Directors will be elected in a manner consistent with, and shall serve for a term, as provided in the Company's Restated Organization Certificate as Amended and By-Llaws.

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


759883.5
                                      -55-

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

The Management Company obtains and oversees the provision, on an outsourced basis, of those services not provided directly by the Management Company. All outsourcing arrangements is subject to prior review and recommendation as to compensation terms by the Audit Committee and as to the other terms of the engagement subject to prior approval

759883.5
                                      -56-
by the Asset Management Committee of the Company's Board of Directors. The cost of approved outsourced arrangements is borne by the Company.

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


759883.5
                                      -57-

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

Nelson L. Stephenson. Mr. Stephenson was elected to the offices of president and chief executive officer of the Company in July 1998. For more than the past five years, Mr. Stephenson has been President of Fintek Inc., a privately-held financial advisory firm that provides services to the Company and the Predecessor Bank. Mr. Stephenson is also President and a Director of Coast-To-Coast Financial Corporation, a unitary savings and loan holding company which owns Fintek, Inc. and Superior Bank FSB as well as other subsidiaries engaged in consumer finance.

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


                                                                                     Annual Compensation
                                                                                     -------------------

                                                                                       Other             All Other
      Executive Officer                           Base Salary        Bonus         Compensation        Compensation
      -----------------                           -----------        -----         ------------        ------------

   Jerome R. McDougal         Year ended               $300,000        --          $63,214 (1)        $123,110 (2)
   Chairman of the            June 30, 1998
   Board and Chief
   Executive Officer (3)      Year ended                300,000        --           66,990 (1)         117,296 (2)
                              June 30, 1997

                              Year ended                300,000        --           84,988 (1)         112,431 (2)
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

   (3) Mr. McDougal retired as the company's Chief Executive Officer effective June 30, 1998.

Employment Arrangement: Jerome R. McDougal was compensated pursuant to an arrangement with the Predecessor Bank reached in 1991. The terms of Mr. McDougal's employment were memorialized in the minutes of the Predecessor Bank's January 22, 1991 Board of Directors meeting, which provided for an annual salary of $375,000 and customary employee benefits commensurate with Mr. McDougal's position at the Company. $75,000 of Mr. McDougal's annual salary was in the form of deferred compensation. Mr. McDougal's annual deferred compensation accrues quarterly in equal amounts and earns a variable rate of interest on the cumulative balance. Prior to the Branch Sale, interest was compounded quarterly at the highest rate offered on the predecessor's customer deposits each quarter and was thereafter compounded at the prime rate. Mr. McDougal received additional compensation in the form of a housing allowance, an automobile and payment of club membership dues. The Company also reimbursed Mr. McDougal for the amount of personal income taxes incurred as a result of the additional benefits.


759883.5
                                      -58-

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

Payments to Officers and Employees Pursuant to Phantom Stock Plan: No awards were granted under the Phantom Stock Plan during fiscal year 1997 or 1996. In connection with the Branch Sale, the Phantom Stock Plan was terminated and participants, all of whom were officers and/or employees of the Company received cash payments in exchange for surrender of their performance units. The following table details payments made to certain former officers and employees subsequent to June 28, 1996:

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

Indebtedness of Management: The Company's current policy is not to make loans to its directors, executive officers or members of their immediate families, although it did so from time to time in the past. All loans to directors and executive officers and all other loans to the Company's employees were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not

759883.5
                                      -59-
involve more than the normal risk of collection or present other unfavorable features. All such loans were transferred to Marine as Transferred Assets in connection with the Branch Sale.

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

759883.5
                                      -60-

   ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock and Preferred Stock by (i) each person known by the Company to own beneficially or of record more than 5% of Common Stock or Preferred Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each stockholder listed in the table has sole voting and investment powers as of September 21, 1998 with respect to the shares owned beneficially or of record by such person.

                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Ariel Management Corp.(1)                               Common Stock                       371,689                 5.2%
   450 Park Avenue
   New York, New York 10022

   East River Partnership B(3)                             Common Stock                       415,800                 5.9%
   Madison Plaza
   200 West Madison Street
   Suite 3800
   Chicago, Illinois 60606

   Mr. J. Ezra Merkin(1)                                   Common Stock                       623,666                 8.8%
   450 Park Avenue
   New York, New York 10022

   Odyssey Partners, L.P.(4)                               Common Stock                       415,800                 5.9%
   31 West 52nd Street
   New York, New York 10019

   Ms. Robin Chandler Duke                                 Common Stock                          -                     *
   Director

   Mr. Alvin Dworman                                       Common Stock                     2,778,550                39.0%
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



759883.5
                                      -61-


                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Mr. Nelson L. Stephenson                                Common Stock                       -                        *
   President

   Mr. Jeffrey E. Susskind                                 Common Stock                       -                        *
   Director

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


                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Cargill Financial Services                             Preferred Stock                 145,000                       10.4%
   Corporation(2)
   6000 Clearwater Drive
   Minnetonka, Minnesota 55343

   Corbyn Asset Management, Inc.(2)                       Preferred Stock                 322,700                       23.1%
   2330 West Joppa Road, Suite 108
   Lutherville, Maryland 21093

   Lutheran Brotherhood Research                          Preferred Stock                 270,000                       19.3%
   Corp.(3)
   625 Fourth Avenue South
   Indianapolis, Minnesota   55415

   State Street Research & Management                     Preferred Stock                 200,000                       14.3%
   Company(2)
   One Financial Center
   Boston, Massachusetts 02111

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



759883.5
                                      -62-



                                                                                      Amount and Nature
                                                             Title of                         of                   Percent of
   Name and Address of Beneficial Owner                        Class                 Beneficial Ownership             Class
   ------------------------------------                     -----------              --------------------          -----------

   Mr. Edward V. Regan                                    Preferred Stock                   -                         *
   Director

   Mr. David A. Shapiro                                   Preferred Stock                   -                         *
   Director

   Mr. Nelson L. Stephenson                               Preferred Stock                   -                         *
   President

   Mr. Jeffrey E. Susskind                                Preferred Stock                  130,000                    9.3%
   Director(6)

   All directors and executive officers                   Preferred Stock                  242,950                   17.4%
      as a group (10 persons)

   * Amount represents less than 1% of the Preferred Stock outstanding as of July 1, 1997.

   ** Effective July 2, 1997 Mr. McDougal took on the additional title of President with duties as described in the Company's By-Laws. Mr. McDougal retired as Chief Executive Officer on June 30, 1998.

   ---------------------

(1) Ariel Fund Limited, a Cayman Islands corporation ("Ariel Fund"), is the holder of 371,689 shares of Common Stock. Gabriel Capital , L.P., a Delaware limited partnership ("Gabriel"), is the holder of 251,977 shares of Common Stock. Gabriel and Ariel Fund are managed investment vehicles and neither is the beneficial owner of such shares. Ariel Management Corp., a Delaware corporation ("Ariel"), as investment advisor to Ariel Fund, has voting and dispositive power over the 371,689 shares of Common Stock held by Ariel Fund and therefore, may be deemed to be the beneficial owner of 371,689 shares of Common Stock. As the general partner of Gabriel, J. Ezra Merkin has voting and dispositive power over the 251,977 shares of Common Stock held by Gabriel. In addition, as the sole shareholder and president of Ariel, Mr. Merkin may be deemed to have voting and dispositive power over the 371,689 shares of Common Stock owned by Ariel Fund. Accordingly, Mr. Merkin may be deemed to be the beneficial owner of 623,666 shares of Common Stock.

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




759883.5
                                      -63-

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


759883.5
                                      -64-

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

Upon any termination of the Management Agreement, the fees payable to the Management Company will be pro rated for such year to the date of termination. If the Management Agreement is terminated prior to the expiration of any term, the Company also reimburses the Management Company for the reasonable costs incurred by the Management Company in terminating its services to the Company including, but not limited to, reasonable termination or severance

759883.5
                                      -65-
payments made to service providers or employees terminated by the Management Company as a result of such termination.

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

759883.5
                                      -66-

PART IV
ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The  following  financial  statements  of the  Company  are  included
        elsewhere  in  this  Form  10-K  at  the  pages   indicated  and  are
        incorporated by reference: Page

Report of Independent Auditors                                             71

Consolidated Statements of Financial Condition
      June 30, 1998 and 1997                                               72

Consolidated Statements of Operations
      Years ended June 30, 1998, 1997, and 1996                            73

Consolidated Statements of Changes in Stockholders' Equity
      Years ended June 30, 1998, 1997, and 1996                            74

Consolidated Statements of Cash Flows
      Years ended June 30, 1998, 1997, and 1996                            75

Notes to Consolidated Financial Statements                                 77

(a)(2)   Certain   financial   statement   schedules   are   omitted  due  to
inapplicability or because the required financial information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of the period covered this report:

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

  *2.2-- Petition for a Closing Order, made by River Bank America to the New York State Supreme Court, dated October 15, 1997.

  *2.2b-- Notice of Settlement of Closing Order, made by River Bank America to the New York State Supreme Court, dated December 8, 1997.

 **2.2c-- Closing Order, signed by the New York State Supreme Court on January 9, 1998 and entered on January 14, 1998.

  *2.3-- Assignment and Assumption Agreement, dated as of May 11, 1998, by and between River Bank America and River Asset Sub, Inc.

***3.1-- Certificate of Merger, dated May 18, 1998, of River Asset Sub, Inc. and River Distribution Sub, Inc.

***3.2--   Certificate of Incorporation of the Company.

***3.3-- Certificate of Designation of the 15% Noncumulative Perpetual Preferred Stock, Series A, $1.00 par value, of the Company.


759883.5
                                      -67-

***3.4 --   By-Laws of the Company.

 *10.1 --   Credit  Agreement  dated  as of June 28,  1996  among  River  Bank
            America and other borrowers and Marine Midland Bank and related loan documents.

 **10.1b--  Consent  of  Marine   Midland   Bank  to  River   Bank   America's
            Reorganization dated October 30, 1997.

   *10.2-- Management Agreement dated as of June 28, 1996, by and between River Bank America and RB Management Company LLC.

***21.1 --  Subsidiaries of the Company.

***27.1 --  Financial data schedule.

****99.1 -- Proxy and  Information  Statement  with  respect  to 1998  Annual
            Meeting of Stockholders.

****99.2 -- Proxy Card with respect to 1998 Annual Meeting of Stockholders.

-------------------

   * Incorporated by reference to the Registration Statement Form S-4 filed on March 26, 1998.

   ** Incorporated by reference to the Registration Statement on Form S-4 filed on February 24, 1998.

  *** Previously filed with original Annual Report on Form 10-K amended hereby, as filed with the the SEC on September 28, 1998.

 **** These exhibits are not deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, and are not incorporated by reference in any filing of the Company under the Securities Act of 1993 or the Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

The Company previously mailed a proxy and information statement and related proxy card with respect to its 1998 Annual Meeting of Stockholders (copies of which are filed hereto as Exhibits 99.1 and 99.2, respectively). The Company has not mailed its 1998 annual report to stockholders which it intends to prepare and mail as soon as practicable following the filing of this Report on Form 10-K.

759883.5
                                      -68-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 9, 1998               /s/ Nelson L. Stephenson
                                        ------------------------
                                        Nelson L. Stephenson
                                        President and Chief Executive Officer
                                        (principal executive and accounting
                                         officer)





759883.5
                                      -69-

   FINANCIAL STATEMENTS

                                 RB ASSET, INC.
                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----

     Report of Independent Auditors                                         71

     Consolidated Statements of Financial Condition
           June 30, 1998 and 1997                                           72

     Consolidated Statements of Operations
           Years ended June 30, 1998, 1997, and 1996                        73

     Consolidated Statements of Changes in Stockholders' Equity
           Years ended June 30, 1998, 1997, and 1996                        74


     Consolidated Statements of Cash Flows
           Years ended June 30, 1998, 1997, and 1996                        75

     Notes to Consolidated Financial Statements                             77

     Schedule III - Real Estate and Accumulated Depreciation                107

     Schedule IV - Mortgage Loans on Real Estate                            109









759883.5
                                      -70-

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




                                        /s/ Ernst & Young LLP



New York, New York
July 21, 1998






759883.5
                                      -71-

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

759883.5
                                      -72-

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



759883.5
                                      -73-

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

759883.5
                                      -74-

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


759883.5
                                      -75-

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

759883.5
                                      -76-

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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are stated at estimated fair value, with unrealized

759883.5
                                      -77-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from these investments. Interest and dividends are included in interest income from the respective investments. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in net securities gains and losses. The cost of securities sold is based on the specific identification method.

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

759883.5
                                      -78-

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

Income taxes: For federal income tax purposes, the Company files a consolidated tax return with its subsidiaries on a calendar-year basis. The Company files combined New York State and New York City income tax returns with various subsidiaries. In addition, certain subsidiaries file on a separate basis in New York and the Company and certain subsidiaries file income and franchise tax returns in various other states.

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


759883.5

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


3. Purchase of Assets and Liability Assumption Agreement

On June 28, 1996, the Predecessor Bank consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Sale Agreement") by and between the Predecessor Bank and Marine. Pursuant to the terms of the Branch Sale Agreement, Marine assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the

759883.5
                                      -80-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


"Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 Bank branch offices. Included in the Transferred Assets was approximately $32.4 million amount of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with third parties, aggregating $60.4 million composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See "Asset Sale Transactions" and Notes 1 and 11 to the Consolidated Financial Statements.

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


759883.5
                                      -81-

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

Subsequent to the closing of the Branch Sale, the Company continued to have an executive officer, under New York Banking Law. However, the Company no longer retained a significant number of employees to manage the Company's affairs. Rather, the day-to-day management responsibilities of the Company have been obtained from RB Management Company ("RB Management), a newly-formed management company affiliated with Mr. Dworman.

After the closing of the Branch Sale, a significant amount of services necessary to manage the Retained Assets were provided by RB Management or third-party subcontractors who do not have any continuing fiduciary obligations to the Company or the stockholders. It is anticipated that such services will continue to be provided by RB Management and third-party subcontractors. The selection of third-party subcontractors to provide various services to the Company will be made by RB Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns through management of the Retained Assets will depend on the efforts of RB Management and third-party contractors retained to provide services to the Company.


759883.5
                                      -82-

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

In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SAS-128"). SAS-128 replaced previously promulgated GAAP regarding the calculation of, and reporting requirements for, earnings per share information. Specifically, SAS-128 replaced primary and fully diluted earnings per share, as previously defined under GAAP, with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any delusive effects of options, warrants and convertible securities. Under SAS-128, diluted earnings per share is very similar to the previously-reported fully-diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SAS-128 requirements.


6. Cash due from banks and cash equivalents

Included in Cash, due from banks and cash equivalents at June 30, 1998, are approximately $3.0 million in Funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 1998, Marine had restricted a total of $19.6 million in funds, held on deposit with Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. At June 30, 1997, Marine had restricted a total of approximately $5.1 million. Restricted funds held by Marine are not available to the Company for the settlement of any of the Company's current obligations. Of the $19.6 million cash balance restricted by Marine at June 30, 1998, $5.0 million relates to reserve amounts specified under the Branch Sale Agreement. The remaining restricted cash reserves arose from the sale of assets which had served as primary collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for the Marine Facility, until such time

759883.5
                                      -83-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility agreements.


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

759883.5
                                      -84-

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


759883.5
                                      -85-

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

For accounting purposes the Company accounted for the Asset Sale Transactions included in Pools B and C as financings, primarily due to their longer-term nature and the more substantial risks related to ongoing construction for the assets included in each of the Pools. Pool B and C Asset Sale Transactions have been included in the Company's consolidated financial statements as Loans sold with recourse. Related financing for such assets has been included in the Company's consolidated financial statements as Borrowed Funds, secured by assets sold with recourse. The


759883.5
                                      -86-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


Company believes that it has made adequate provision at June 30, 1998 for all recourse amounts expected to result from the sale of the assets included in Pools B and C.

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

At June 30, 1998, the remaining Student Loan Receivables balance, net of applicable reserves, was $1.9 million. This balance is carried by the Company as a component of it commercial and consumer loans. This balance represented claims which had been filed with state processing agencies for reimbursement for which the Company expected to receive reimbursement. At June 30, 1998, the remaining Single Family Receivables balance, net of applicable reserves was $1.3 million and were in the process of being disposed of through amortization and sales of individual loans or, to a lesser degree, sales of real estate owned to bulk buyers or individuals. This balance is carried by the Company as a component of its loans secured by real estate portfolio.

Pool B

At June 30, 1996, Pool B was composed of a mortgage loan in the amount of $13.0 million secured by land and construction in process related to a single-family condominium project in Wayne, New Jersey (the "Wayne Project"). The Company's aggregate investment in the Wayne Project prior to the Asset Sale Transactions approximated $13 million.

At June 30, 1998, the Wayne Project is in the final phase of a three-phase development and all remaining units are under contract to be sold. The Company believes that the Wayne Project will be fully completed and all individual units sold prior to June 30, 1999. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $3.0 million at June 30, 1998. At June 30, 1998, all Marine debt related to this asset has been repaid and $2.1 million of recourse debt remained payable to a third party.


759883.5
                                      -87-

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

Payments made to reduce the remaining recourse claims related to the Pool C sale were made from Bronx Projects condominium unit sales proceeds to Marine and to a third-party lender aggregating $2.1 million and $2.2 million, respectively, in the year ended June 30, 1998 and $600,000 and $0, respectively, in the year ended June 30, 1997. Such payments reduced the outstanding amount payable to Marine and the third-party lender to $6.1 million and $0, respectively, at June 30, 1998 and to $8.2 million and $2.2 million, respectively, at June 30, 1997.

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


759883.5
                                      -88-

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


759883.5
                                      -89-

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


759883.5
                                      -90-

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


759883.5
                                      -91-

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

The Facility was priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one-year extension and 325 basis points over LIBOR during the second one-year extension. Following maturity or an event of default, the Senior Debt Financing will accrue interest at a specified default rate.

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



759883.5
                                      -92-

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

759883.5
                                      -93-

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

The Predecessor Bank previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of Predecessor Preferred Stock would not be provided. In June 1996, the Predecessor Bank's board of directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the Predecessor Bank's regulators at the time, the FDIC and the NYSBD, as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's nor the Predecessor Bank's respective boards of directors has taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company Preferred Stock, as the case may be, for any of the quarterly periods ended from September 30, 1996 through June 30, 1998. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the board of directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock even if permitted by Marine.

759883.5
                                      -94-

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

759883.5
                                      -95-

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

The Reorganization was reasonably characterized as a tax-free "reorganization." However, the ability of the Reorganization to qualify as a tax-free reorganization turns on certain unresolved and complex issues of tax law as to which there are no clearly established legal precedents and for which the Company has not requested a ruling from the IRS. As a result, the IRS or a court could determine that the Reorganization did not constitute a tax-free


759883.5
                                      -96-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


reorganization. If such a determination were made and sustained, certain of the tax consequences described above would not apply. In particular, the Predecessor Bank's stockholders would be required to recognize gain upon the deemed exchanges of River Bank capital stock for RB Asset Common Stock and RB Asset Preferred Stock to the extent that the fair market value of any RB Asset capital stock received exceeded the basis of the River Bank capital stock deemed exchanged therefor, and their holding period would begin on the date of the exchange. Recognition of loss on such deemed exchanges might not be allowed until the stockholders dispose of some or all of their RB Asset, Inc. capital stock. Moreover, the Predecessor Bank would be required to recognize gain on its disposition and distribution of property in connection with the Reorganization and any loss on such disposition and distribution may be required to be deferred until RB Asset, Inc. were to sell the assets to an unrelated third party, and, to the extent its tax attributes were not used to offset any gain, RB Asset, Inc. would not succeed to them.

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


759883.5
                                      -97-

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
                                   ==============     ============     =============


The provision for state income taxes for the year ended June 30, 1997 includes a current tax benefit in the amount of $3.3 million. The credit is the result of the Company's redetermination of its state income tax liability at June 30, 1997. During the year ended June 30, 1997, the Company completed a review of its potential current and deferred

759883.5
                                      -98-

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                      STATEMENTS Years ended June 30, 1998,
                                 1997, and 1996
                  (Dollars in thousands, except per share data)


federal and state tax liability in light of the Branch Sale and its related tax effects. As a result of the review of its potential current and deferred tax liabilities and the results of operations for the year ended June 30, 1997, the Company reduced its provision for state and local income taxes by $3.3 million. Additionally, the Company reduced its estimated current state and local income tax liability at June 30, 1997 to reflect the effect of the Branch Sale and subsequent disposition transactions completed during the fiscal year.

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


759883.5
                                      -99-

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
                                                                     ==========        ============          ===========

In connection with contractual termination agreements, certain former officers of the Company have been granted additional retirement benefits, net of amounts provided by the Plan, based in part on additional years of service and early retirement subsidies. These retirement benefits are accounted for as deferred compensation arrangements. The liability for these retirement benefits at June 30, 1998, 1997 and 1996 aggregated $746, $554 and $791, respectively. The related expense for the years ended June 30, 1998, 1997, and 1996 was $192, $58 and $58, respectively.

759883.5
                                      -100-

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


759883.5
                                      -101-

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

759883.5
                                      -102-

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


759883.5
                                      -103-

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

    Approximately $8,459, $12,806 and $12,984, of the Company's $65,181, $95,770
    and $132,919 total loans receivable relate to commercial loans at June 30, 1998, 1997 and 1996, respectively. The Company believes that dollar amounts relating to commercial loans are relatively small in comparison to total loans receivable at June 30, 1998, 1997 and 1996, and that an estimate of fair value of commercial loans cannot be made without incurring excessive costs. Therefore, the Company concludes that it is not practicable to estimate the fair value of its commercial loan portfolio.


759883.5
                                      -104-

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




759883.5
                                      -105-

FINANCIAL SCHEDULES


                                 RB ASSET, INC.
                    Index to Consolidated Financial Schedules


                                                                         Page

       Real Estate and Accumulated Depreciation (Schedule III)          107
                 Year ended June 30, 1998

       Mortgage Loans on Real Estate (Schedule IV)                      109
             Year ended June 30, 1998




759883.5
                                      -106-

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 1998
                             (dollars in thousands)

                                                  Initial cost to complete      Cost capitalized subsequent to acquisition
                                                  ------------------------      ------------------------------------------
                                                              Buildings an
           Description            Encumbrances      Land      improvements      Improvements   Deductions     Description
           -----------            ------------      ----      ------------      ------------   ----------     -----------
    Alden Park                        $ 42,339    $ 11,220       $ 39,769           $5,113      $      --
     Multi-family apartment bldg.
      Philadelphia, PA
    Royal York                           7,792       1,479         20,099            3,424         16,537    Unit sales
     Multi-family apartment bldg.
      New York, NY
    260 W. Sunrise                       2,775         370          5,616               --             --
     Office complex
     North Woodmere, NY
    Middletown Commons                      --         394          1,576               --             --
     Shopping Center
     New York, NY                                                                                            Unit sales
    86 West                                 --         166          1,100               --            437
     Condominium                                                                                             Writedown
     New York, NY
    Kingston Atlanta                        --       2,488         22,901               --         11,300(4)
     Mixed use commercial
     Atlanta, GA
                                      ---------   ---------      --------          ---------  ------------   -------------
    Totals                            $ 52,906    $ 16,117       $ 91,061                       $  28,274



                                                                                                                    Life on which
                                        Gross amount at which carried                                                depreciation in
                                        at close of period, June 30,1998                                            latest income
                                                   Buildings                                                         statement is
                                                      and                       Accumulated      Date of      Date      computed
                                      Land        improvements   Total          Depreciation   Construction  Acquired     (years)
                                      ----        ------------   -----          ------------   ------------  --------     -------
    Alden Park                      $ 11,220       $ 44,882    $ 56,102         $  125        ( 1)          ( 1)            30
     Multi-family apartment bldg.
      Philadelphia, PA
    Royal York                         1,479          6,986       8,465             16        ( 1)          ( 1)            30
     Multi-family apartment bldg.
      New York, NY
    260 W. Sunrise                       370          5,616       5,986            781        ( 1)          ( 1)            25
     Office complex
     North Woodmere, NY
    Middletown Commons                   394          1,576       1,970              4        ( 1)          ( 1)            30
     Shopping Center
     New York, NY
    86 West                              166            663         829              2        ( 1)          ( 1)            30
     Condominium
     New York, NY
    Kingston Atlanta                   2,488         11,601      14,089             28        ( 1)          ( 1)            30
     Mixed use commercial
     Atlanta, GA
                                    --------      ---------    --------         -------     --------     --------       --------
    Totals                          $ 16,117       $ 71,324    $ 87,441         $  956


The aggregate cost for Federal income tax purposes was approximately $116.1 million at June 30, 1998.


    The changes in real estate for each of
    the three years ended June 30, 1998    July 1, 1997 to   July 1, 1996 to   July 1, 1995 to
    are as follows:                        June 30, 1998     June 30, 1997     June 30, 1996
                                           -------------     -------------     -------------
    Balance at beginning of period           $     97,349      $    146,440    $     148,851
                     Improvements                   3,366             9,838            2,832
                     Re-acquired assets             2,095                --               --
                     Sales/Writedowns             (16,325)          (58,929)          (5,243)
                     Other                             --                --              --
                                           ---------------   ---------------   -------------
    Balance at end of period                 $     86,485      $     97,349    $     146,440
                                           ---------------   ---------------   --------------

  The changes in accumulated real estate
  depreciation  for the three years ended          July 1, 1997 to   July 1, 1996 to   July 1, 1995 to
  June 30, 1998 are as follows:                    June 30, 1998     June 30, 1997     June 1, 1996
                                                   -------------     -------------     ------------
  Balance at beginning of period                   $          573    $          373    $         173
                   Depreciation for the period                383               200              200
                   Disposals, including write-off
                      of fully depreciated building
                      improvements                             --                --               --
                                                   --------------    --------------    -------------
  Balance at end of period                         $          956    $          573    $         373
                                                   --------------    --------------    -------------

   See notes to this schedule on the following page.


759883.5
                                      -107-

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

Note 2 - Improvements totaling $3,424 were made to refurbish individual units in preparation for sale during the three-year period ended June 30, 1998. Proceeds of unit sales during the same three-year period, after selling costs other than refurbishment costs, were $16,537. Accordingly, net proceeds of unit sales, after selling and refurbishment costs, were $13,113 during the three-year period ended June 30, 1998.

Note 3 - Improvements totaling $5,113 were made to complete a rehabilitation project related to this asset, subsequent to the asset's acquisition by the Company.

Note 4 - For additional information related to this writedown of the asset's carrying value, see "Management Discussion and Analysis - Results of Operations" contained within the RB Asset, Inc. annual report on Form 10-K, dated June 30, 1998.




759883.5
                                      -108-

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

759883.5
                                      -109-

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



759883.5
                                      -110-

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


759883.5
                                      -111-