Form 10-Q
period 1998-09-30
RB ASSET INC
filed 1998-11-13
CIK 1047958

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

                                       OR

[  ]     Transition  report  pursuant  to section 13 or 15(d) of the  Securities
         Exchange Act of 1934

         For the Transition Period From            To
                                        ----------     ------------

                        Commission file number 333-38673

                                 RB ASSET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code:   (212) 848-0201
                                                   --------------



Securities registered pursuant to section 12(b) of the Act:         None
Securities registered pursuant to section 12(g) of the Act:         None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X     No
                                        ---       ---


The number of shares outstanding of the Registrant's Common Stock as of November 15, 1998 was 7,100,000. The number of shares outstanding of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A as of November 15, 1998 was 1,400,000.

================================================================================

778176.1

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                            Consolidated Statements of Financial Condition as of
                            September   30,  1998   (unaudited)   and  June  30,
                            1998................................................     3

                            Consolidated  Statements of Operations for the three
                            months   ended   September   30,   1998   and   1997
                            (unaudited).........................................     4

                            Consolidated  Statements of Changes in Stockholders'
                            Equity for the three months ended September 30, 1998
                            and 1997 (unaudited)................................     5

                            Consolidated  Statements of Cash Flows for the three
                            months   ended   September   30,   1998   and   1997
                            (unaudited).........................................     6

                            Notes to the Consolidated Financial Statements .....     8

            Item 2.    Management's   Discussion   and   Analysis  of  Financial
                       Condition     and    the     Results    of
                       Operations...............................................    16

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings .......................................    23
            Item 2.    Changes in Securities ...................................    23
            Item 3.    Defaults Upon Senior Securities .........................    23
            Item 4.    Submissions of Matters to a Vote of Securities Holders ..    23
            Item 5.    Other Information .......................................    23
            Item 6.    Exhibits and Reports ....................................    23

SIGNATURES......................................................................    24


778176.1
                                        2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1998 and June 30, 1998
                             (Dollars in Thousands)

                                     Assets

                                                                         (Unaudited)
                                                                         September 30,         June 30,
                                                                              1998              1998
                                                                             ------             ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $1,160 and $583, respectively                      $        81,342      $         82,835

Real estate held for disposal                                                    5,300                5,013
      Allowance for fair market value reserve under SFAS-121                   (1,363)              (1,363)
                                                                       ----------------    -----------------
           Total real estate held for disposal, net                              3,937        3,650

Real estate loans receivable:
      Secured by real estate                                                    55,842               59,006
      Loans sold with recourse, net                                             14,939               15,781
      Allowance for possible credit losses                                    (16,752)             (17,697)
                                                                      ----------------    -----------------
           Total loans receivable, net                                          54,029               57,090

Investments in joint ventures                                                    1,536                1,536
                                                                      ----------------    -----------------
     Total real estate assets                                                  140,844              145,111

Cash, due from banks and cash equivalents                                       11,295               12,532
Cash, due from banks - restricted                                               26,217               19,555
Investment securities available for sale                                         1,260                1,373
Commercial and consumer loans                                                   10,324               10,431
  Allowance for possible credit losses                                         (2,388)              (2,340)
                                                                      ----------------    -----------------
Commercial and consumer loans, net                                               7,936                8,091
Other assets                                                                     4,192                4,248
                                                                      ----------------    -----------------
        Total Assets                                                  $       191,744     $        190,910
                                                                      ================    =================

                      Liabilities and Stockholders' Equity

Borrowed funds                                                        $        68,760     $         68,760
Other liabilities                                                               15,463               14,967
                                                                      ----------------    -----------------
        Total Liabilities                                                       84,223               83,727
                                                                      ----------------    -----------------

Stockholders' equity:
15% non-cumulative preferred stock, Series A par value $1,
liquidation value $25 (1,400,000 shares authorized, issued
and outstanding at September 30, 1998 and June 30, 1998)                         1,400                1,400

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at September 30,
1998 and June 30, 1998)                                                          7,100                7,100

Additional paid in capital                                                     111,170              111,170
Accumulated deficit                                                           (11,111)             (11,561)
Accumulated comprehensive income                                               (1,038)                (926)
                                                                      ----------------    -----------------
        Total Stockholders' Equity                                             107,521              107,183
                                                                      ----------------    -----------------
Total Liabilities and Stockholders' Equity                            $       191,744     $        190,910
                                                                      ================    =================



See notes to Consolidated Financial Statements

778176.1
                                        3

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1998 and 1997
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                  Three months ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                              1998                1997
                                                                         ---------------    -----------------

Revenue:
Rental revenue and operations:
         Rental income and other property revenue                         $       3,770      $         3,273
         Property operating and maintenance expense                              (2,564)              (2,264)
         Depreciation - real estate held for investment                            (577)                 (50)
                                                                         ---------------    -----------------
     Net  rental operations                                                         629                  959

Other property income (expense):
         Net gain/(loss) on sale of real estate                                     488                 (914)
         Writedown of investments in real estate                                      -                 (350)
                                                                         ---------------    -----------------
      Total other property income/ (expense)                                        488               (1,264)

Other income:
      Interest income:
         Loans receivable                                                           640                 767
         Investment securities                                                        -                  55
         Money market investments and other                                         227                  59
         Provision for possible credit losses                                         -                   -
                                                                         ---------------    -----------------
              Total interest income                                                 867                  881

         Realization of contingent participation revenues                         1,000                  769
                                                                         ---------------    -----------------
     Total other income                                                           1,867                1,650

         Total revenues                                                           2,984                1,345
                                                                         ---------------    -----------------

Expenses:
   Interest expense:
         Borrowed funds                                                           1,426                1,637
         Other                                                                        5                   21
                                                                         ---------------    -----------------
              Total interest expense                                              1,431                1,658

   Other expenses:
         Salaries and employee benefits                                              50                  205
         Legal and professional fees                                                202                  745
         Management fees                                                            617                  671
         Other                                                                       65                  101
                                                                         ---------------    -----------------
              Total other expenses                                                  934                1,722

         Total expenses                                                           2,365                3,380
                                                                         ---------------    -----------------

Loss before other income (expense) and before
 provision for income taxes                                                         619              (2,035)
                                                                         ---------------    -----------------

Other income (expense):
         Net gains (losses) on sales of investment securities                         -               1,697

                                                                         ---------------    -----------------
   Total other income (expense)                                                       -               1,697

Net income (loss) after other income (expense) and before
 provision for income taxes                                                         619                (338)
                                                                         ---------------    -----------------
Provision for (benefit from) income taxes                                           169                  51

Net income (loss)                                                                   450                (389)

Dividends declared on preferred stock                                                 -                    -
                                                                         ---------------    -----------------

Net income (loss) applicable to common stock                              $         450      $         (389)
                                                                         ===============    =================

Basic and diluted income (loss) per common share                          $        0.06      $        (0.05)
                                                                         ===============    =================


See notes to Consolidated Financial Statements

778176.1
                                        4

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three months ended September 30, 1998 and 1997
                             (dollars in Thousands)
                                   (Unaudited)

                                       Series A
                                       Non-
                                       cumulative
                                       Perpetual                    Additional     Retained         Accumulated          Total
                                       Preferred       Common        Paid-in      Earnings        Comprehensive     Stockholders'
                                       Stock           Stock         Capital      (Deficit)           Income           Equity
                                       ------------  ----------   ------------- -------------   ----------------  ---------------


Balances at June 30, 1997              $   1,400     $  7,100     $ 111,170     $ (10,055)      $    (1,105)      $   108,510

Net loss for the three months
ended September 30, 1997                       -           -             -           (389)               -               (389)

Preferred stock dividends payable              -           -             -             -                 -                 -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          -           -             -             -                 -                 -

Balances at September 30, 1997         $   1,400     $  7,100     $ 111,170     $ (10,444)     $    (1,105)       $   108,121
                                       ==========   ==========   ===========   ============    ==============     =============

Balances at June 30, 1998              $   1,400     $  7,100     $ 111,170     $ (11,561)     $      (926)       $   107,183

Net income for the three months
ended September 30, 1998                      -            -             -            450                -                450


Preferred stock dividends payable             -            -             -              -                -                 -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale         -            -             -              -             (112)              (112)

Balances at September 30, 1998         $   1,400     $  7,100     $ 111,170     $ (11,111)     $    (1,038)     $     107,521
                                       ==========    ==========   ===========   ============   ==============   ===============



See notes to Consolidated Financial Statements

778176.1
                                        5

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                      September 30,
                                                                            ---------------------------------
                                                                                   1998             1997
                                                                            ----------------  ---------------
Operating Activities:
Cash Flows Provided by (Used in) Operating Activities:
  Net (loss)/income                                                         $        450      $         (389)
  Adjustments to reconcile net (loss)/income to cash
   used in operating activities:
      Net (gain) loss on sale of real estate assets                                 (488)                914
      Write downs of real estate assets                                                -                 350
      Depreciation and amortization                                                  577                  50
      Net gain on sales of loans, other investments
            and investment securities                                                  -              (1,697)
  Change in operating assets and liabilities:
      Net decrease/(increase) in accrued interest  receivable                        (11)                181
      Net (decrease)/increase in accrued interest payable                             15                (360)
      Net (decrease)/increase in accrued income taxes                                505                (207)
      Net (decrease)/increase in accrued expenses
            and other liabilities                                                    (24)             (1,314)
      Net (increase)/decrease in prepaid expenses and other assets                    67                 814
      Cash effect of increases/(decreases) in allowance for
            possible credit losses                                                    86                 173
      Other                                                                          (10)                  -
            Net cash (used in)/provided by operating activities                    1,167              (1,485)
                                                                             ----------------  ---------------

Investing Activities:
Cash Flows Provided by (Used in) Investing Activities:
  Proceeds from sales and maturities of investment
        securities, available for sale                                                 -               6,871
  Net repayment/(origination) of loans secured by real estate, net                 3,164                 472
  Net repayment/(reacquisition) of commercial and consumer loans                      59              (2,404)
  Net decrease/(increase) in loans sold with recourse                                406               3,516
  Proceeds from sales of real estate held                                            938               4,217
  Additional fundings on real estate held                                           (309)             (3,067)
            Net cash provided by investing activities                              4,258               9,605
                                                                            ----------------  ---------------

(Continued on next page)




See notes to Consolidated Financial Statements





778176.1
                                        6

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)

                                                                                  Three months ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                                 1998            1997
                                                                           ---------------- ---------------
Financing Activities:
Cash Flows Provided by (used in) Financing Activities:
  Increase in restricted cash                                                     (6,662)         (2,935)
  Proceeds from borrowed funds                                                                       116
  Repayment of borrowed funds                                                          -          (5,259)
  Increase/(decrease) in borrowed funds secured by loans
        sold with recourse, net of construction advances                               -          (2,410)
                                                                           ----------------
            Net cash used in financing activities                                 (6,662)        (10,488)
                                                                           ---------------- ---------------

Net increase/(decrease) in cash and money market investments                      (1,237)          (2,368)

Beginning cash                                                                    12,532            8,940
                                                                           ---------------- ---------------

Ending cash                                                                 $     11,295    $       6,572
                                                                           ================ ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                              $      1,416    $       1,052
      Federal, state and local taxes                                                 152              258







See notes to Consolidated Financial Statements


778176.1
                                        7

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation that, as a result of the completion of reorganization steps (the "Reorganization," described in detail below), on May 22, 1998, succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize stockholder value. Following the Reorganization, the Company intends to manage its business and assets without the regulatory constraints previously imposed on the Predecessor Bank by the Banking Department. This report is for the three month period ended September 30, 1998. Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank

The Predecessor Bank was founded in 1848. In 1925, the Predecessor Bank adopted the name "East River Savings Bank" which it continued to use in its retail business through June 28, 1996. The Predecessor Bank converted to a stock-form savings bank through a plan of conversion in 1985. Effective October 1, 1988, East River Savings Bank formally changed its corporate name to "River Bank America." On June 28, 1996, the Predecessor Bank sold its remaining eleven branches ("the Branch Sale") to Marine Midland Bank ("Marine"), inclusive of the name East River Savings Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased.

On May 22, 1998, River Bank completed its Reorganization into a Delaware corporation named RB Asset, Inc., under a plan that was approved at the Predecessor Bank's special meeting of stockholders reconvened on May 1, 1998. RB Asset, Inc., as the successor in the Reorganization, succeeded to the assets, liabilities and business of River Bank. As a result of the reorganization and related dissolution discussed below, the capital stock of River Bank was canceled and, as of the close of business on May 22, 1998, River Bank's stock transfer records were closed.

Following stockholder approval of the Reorganization, on May 18, 1998, all of the Predecessor Bank's assets, liabilities and business were transferred to, or assumed by, the Predecessor Bank's wholly-owned subsidiary, River Asset Sub, Inc. on May 11, 1998, pursuant to the terms of an assignment and assumption agreement and related transfer documents. Thereafter, the Board of Directors declared distribution of the capital stock of its wholly-owned subsidiary, River Distribution Sub, Inc. ("River Distribution"), payable on a book-entry basis to the Predecessor Bank's stockholders of record on May 22, 1998. At the time of such distribution the capital stock of River Distribution had no value.

In the distribution, all of the issued and outstanding shares of common stock and 15% noncumulative perpetual preferred stock, series A of River Distribution ("River Distribution Series A Preferred") held by the Predecessor Bank were distributed to the Predecessor Bank's stockholders on a share-for-share basis such that each holder of the common stock of River Bank ("River Bank Common Stock") received one share of River Distribution Common Stock for each share of River Bank Common Stock held by such stockholder and each holder of River Bank 15% noncumulative perpetual preferred stock, series A ("River Bank Series A Preferred") received one share of River Distribution Series A Preferred Stock for each share of River Bank Series A Preferred Stock held by such stockholder.

Finally, upon book-entry payment of the distribution, on May 22, 1998, River Distribution merged with and into River Asset whereupon the stockholders of River Distribution became stockholders of the surviving corporation which changed its name to RB Asset, Inc. In the merger, the shares of capital stock of River Distribution were converted into identical shares of capital stock of RB Asset, Inc. Accordingly, subsequent to the merger, the capital stock of River Bank had no value. Stock certificates representing shares of capital stock of RB Asset, Inc. were then distributed to holders of record as of May 22, 1998.


778176.1
                                        8

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

In connection with the reorganization steps, on May 19, 1998, a petition for an order of dissolution declaring River Bank dissolved and its legal existence terminated was filed in the Supreme Court of the State of New York. The Supreme Court issued the order on June 18, 1998 and, upon the filing of the order of dissolution with the Banking Department, on June 23, 1998, the Predecessor Bank was dissolved and its legal existence terminated. Prior to dissolution, the stock transfer records of River Bank were closed and upon such dissolution, the capital stock of River Bank was canceled.

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

The closing of the Branch Sale was conditioned upon the Predecessor Bank's obtaining financing with terms and in an amount reasonably acceptable to the Predecessor Bank and determined to be reasonably adequate to permit consummation of the Branch Sale. The Predecessor Bank obtained from Marine a loan facility (the "Facility" or "Initial Facilities") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1996, Marine had extended $89.8 million under the Facility to the Predecessor Bank, which has been reduced by repayment activity to $60.6 million at September 30, 1998, with an additional $26.2 million in proceeds maintained in a restricted cash account pending negotiation with Marine as to the application of such proceeds to reduce the outstanding balances of the Facility. Proceeds of the Facility were utilized by River Bank to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Predecessor Bank's operations subsequent to the Branch Sale.

778176.1
                                        9

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

In June 1997, the Predecessor Bank submitted an alternate proposal (the "Alternate Proposal") to the NYSBD pursuant to which the Predecessor Bank would implement Conditions No. 1 and No. 2 of the approval of the Branch Sale, described above. The Predecessor Bank proposed to adopt a plan under which it would transfer all of its assets and liabilities, including all contingent liabilities, to a successor corporation ("Successor") incorporated under Delaware General Corporation Law. Successor would acquire all of the assets of the Predecessor Bank and continue all of the business of the Predecessor Bank under the same business plan as adopted by the Predecessor Bank. Following the transfer of its assets and liabilities to Successor, the Predecessor Bank would surrender its banking charter and dissolve. The implementation of the proposed plan would result in a mere change of form from a banking corporation to a corporation incorporated under the Delaware General Corporation Law, which would not be subject to the jurisdiction of the Banking Department. The proposed transfer was expected to qualify as a tax-free reorganization under the Internal Revenue Code and, as such, the Company expected (and continues to expect) that certain of the Predecessor Bank's tax attributes would be preserved. In connection with the Alternate Proposal, common and preferred stockholders of River Bank would receive shares of Successor on a share-for-share basis so that Successor will be owned by the same stockholders, in the same proportions, as owned the Predecessor Bank on the record date.

Prior to June 30, 1997, the Predecessor Bank received the NYSBD's letter indicating their conditional approval of the Alternate Proposal as meeting the Conditions of the Banking Department's approval of the Branch Sale, if implemented by the Predecessor Bank on a timely basis. The NYSBD's conditional approval of the Alternate Proposal and related modification of Condition No. 1 of the Approval of the Branch Sale provided that the approval of stockholders of the Alternate Proposal not later than September 30, 1997 would be deemed to satisfy Condition No. 1. Condition No. 2 of the Banking Department's approval of the Branch Sale would be deemed to be satisfied if the petition required by Condition No. 2 was filed by the Bank by October 15, 1997. The Predecessor Bank met Condition No. 1 and Condition No. 2 on a timely basis. A copy of the Alternate Proposal and the NYSBD's letter indicating their conditional approval of the Alternate Proposal were included as Exhibits 14 and 15 to FDIC Form F-2, dated June 30, 1997.



778176.1
                                       10

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize stockholder value. Primarily as a result of deterioration in the real estate markets and a general economic recession in the New York metropolitan area and, later in other areas in which the Predecessor Bank was engaged in lending activities, particularly California, the Company's non-performing assets began increasing in 1989 and continued to increase in the aggregate through 1992. The resolution of non-performing assets, which substantially resulted from the Predecessor Bank's lending strategy of the 1980s, required significant time and attention by the Predecessor Bank's management. Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD, subsequent to June 28, 1996, the Predecessor Bank has not originated a material amount of loans.

The Predecessor Bank has previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of River Bank Series A Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Series A Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors has taken any action regarding a quarterly dividend on the Company's Series A Preferred for any of the quarterly periods ended from September 30, 1996 through September 30, 1998. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Series A Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company's Series A Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Series A Preferred Stock, even if permitted to do so by Marine.


2.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at September 30, 1998, the results of its operations for the three months ended September 30, 1998 and 1997 and the statements of changes in stockholders' equity and cash flows for the three months ended September 30, 1998 and 1997. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of June 30, 1998, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1998.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments, investments in unconsolidated real estate partnerships are

778176.1
                                       11

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

generally carried at cost, subject to periodic assessment of net realizable value. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged, as real estate charge-offs to operations of the current period.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1998, the results of operations for the three months ended September 30, 1998 and 1997, and changes in stockholders' equity and cash flows for the three months ended September 30, 1998 and 1997.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible credit losses, the valuation of investments in real estate for investment.

Management believes that the allowance for possible credit losses is adequate and that other real estate owned and real estate held for investment are properly valued. While management uses available information to establish reserves, future additions to the allowance or write downs of other real estate owned or real estate held for investment may be necessary based on changes in economic conditions, as well as changes in management strategies.

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At September 30, 1998, the balance of stockholders' equity included a $1,038,000 unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At September 30, 1998 the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1998. As a result of this analysis, the Company recognized income tax expense in the amount of $169,000, during the quarter ending September 30, 1998.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


3.  Commitments, Contingencies and Other

As of September 30, 1998, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's

778176.1
                                       12

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

consolidated financial statements.

Under current tax law, the Company's ability to utilize certain tax benefits in the future may be limited in the event of an "ownership change," as defined by the Internal Revenue Code Section 382 and the regulations thereunder. In the event that the Reorganization in Note 1 is deemed to be an ownership change, or if, transactions in the Company's capital stock subsequent to the Reorganization result in an ownership change, the subsequent utilization of net operating loss carryforwards, suspended passive activity losses and credits, alternative minimum tax credit carryforwards and certain other built-in losses would be subject to an annual limitation as prescribed by current regulations. The application of this limitation could have a material effect on the Company's ability to realize its deferred tax assets. The Company is of the view that no ownership change of the Company will be deemed to have occurred as a result of the Reorganization or otherwise. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Reorganization under Section 382, the Company has made certain legal judgments and certain factual assumptions. The Company has not requested or received any rulings from the IRS with respect to the application of Section 382 to the implementation of the Reorganization and the IRS could challenge the Company's determinations.

In the normal course of the Company's business, there are outstanding various claims, commitments and contingent liabilities. The Company also is involved in various other legal proceedings which have occurred in the ordinary course of business. Management, based on discussions with legal counsel, believes that the Company will not be materially affected by the actions of any outstanding legal proceedings. However, there can be no assurance that any outstanding legal proceedings will not be decided adversely to the Company and have a material adverse effect on the financial condition and the results of operations of the Company.


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

778176.1
                                       13

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three months ended September 30, 1998 and 1997, respectively. The Company had no securities outstanding that were convertible to common stock at September 30, 1998 or 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS-128"), which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method it previously used to compute earnings per share and to restate all prior periods. Under the new requirements of SFAS-128, the dilutive effect of stock options was excluded. The implementation of SFAS-128 has not had any effect upon the Company's reported primary earnings per share for the periods ended September 30, 1998 and 1997, or for the fiscal years ended June 30, 1998, 1997 and 1996.


6.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income " ("SFAS-130"). SFAS-130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement has had no effect on the Company's net income or stockholders' equity. SFAS-130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS-130.

During the quarters ended September 30, 1998 and 1997, total comprehensive income (loss) was $338 and $(389), respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


         Components of Comprehensive Income
         (Unaudited):
                                                                  Three months ended September 30,
                                                                     1998                    1997
                                                               ----------------        -----------------

         Net income                                             $          450         $           (389)
         Unrealized losses on securities                                  (112)                      -
         Comprehensive income                                   $          338         $           (389)
                                                               ================        =================


         Components of Accumulated
         Comprehensive Income:
                                                                (Unaudited)
                                                                 September 30,             June 30,
                                                                      1998                   1998

         Unrealized losses on securities                        $       (1,038)        $           (926)
         Accumulated comprehensive income                       $       (1,038)        $           (926)
                                                               ================        =================


778176.1
                                       14

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                             (dollars in thousands)
                                   (Unaudited)

7.  Legal Proceedings

An action entitled Strome Global Income Fund et al. v. River Bank America et al., Index No. 605226198, was commenced against the Registrant, its predecessors and certain of its current and former directors in New York State Supreme Court, New York County on October 27, 1998. Plaintiffs are holders of the Company's 15% non-cumulative perpetual preferred stock, Series A, and were formerly holders of River Bank America 15% non-cumulative perpetual preferred stock, Series A. The complaint alleges various claims for breach of contract, fraudulent conveyance, violations of Sections 604 and 605 of the New York Banking Law, breach of fiduciary duty and the duty of disclosure and ultra vires acts based upon the reorganization into the Registrant, and subsequent dissolution, of the Registrant's predecessor, River Bank America, and an amendment made to River Bank America's certificate of designations for the preferred stock in connection with the reorganization. Among other things, plaintiffs claim that as a result of the reorganization and dissolution they were entitled to receive a $25 per share liquidation payment, as well as unpaid dividends, and were also entitled to appraisal rights as dissenting stockholders. Plaintiffs seek judgment against the defendants for the liquidation payment, other unspecified compensatory damages, avoidance of the transfer of assets from River Bank America to the Registrant, punitive damages and other relief. The Registrant believes that the reorganization and dissolution of River Bank America was in the best interests of all of the River Bank America stockholders and did not violate plaintiffs' rights as preferred stockholders in any respect and intends to defend the lawsuit vigorously.


778176.1
                                       15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition:

At September 30, 1998 the consolidated assets of the Company totaled $191.7 million, an increase of $834,000, or 0.4% from June 30, 1998.

Real estate held for investment, net of accumulated depreciation, declined $1.5 million, or 1.8%, from $82.8 million at June 30, 1998 to $81.3 million at September 30, 1998. The decline in real estate held for investment, net of accumulated depreciation at September 30, 1998 was attributable to transfers of $938,000 to real estate held for disposal and depreciation charges of $577,000.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), increased $287,000, or 5.7%, from $3.6 million at June 30, 1998 to $3.9 million at September 30, 1998. During the quarter ended September 30, 1998, sales of real estate held for disposal primarily consisted of apartment units sold from inventory held at June 30, 1998. Such sales totaled $938,000 during the quarter ended September 30, 1998. Offsetting the effects of the sales on the book value of real estate held for disposal, net at September 30, 1998 were transfers of additional apartment units from real estate held for investment, net totaling $938,000 and additional capitalized fundings of $287,000. Apartment units transferred into real estate held for disposal during the quarter ended September 30, 1998 are expected to be sold within the next twelve months.

Total real estate loans receivable, net of the related allowance for possible credit losses declined $3.1 million, or 5.5%, from $57.1 million at June 30, 1998 to $54.0 million at September 30, 1998. The $3.1 million decline in real estate loans, net, during the quarter ended September 30, 1998, was attributable to a decline in loans receivable, secured by real estate of $3.2 million and a decline in loans sold with recourse, net of $842,000, partially offset by a decline in the related allowance for possible credit losses of $897,000.

The Company's loans secured by real estate decreased by $3.2 million, or 5.4%, from $59.0 million at June 30, 1998 to $55.8 million at September 30, 1998. During the quarter ended September 30, 1998, the Company received payments in satisfaction of $3.2 million in loans secured by real estate, recognizing a net gain of $488,000. This decrease in loans secured by real estate, net was partially offset by $80,000 in loan fundings advanced during the quarter.

The Company's loans sold with recourse, net decreased by $842,000, or 5.3%, from $15.8 million, at June 30, 1998 to $14.9 million at September 30, 1998. During the quarter ended September 30, 1998, the Company sold $837,000 in loans sold with recourse, net, which was partially offset by additional asset fundings of $430,000. In addition, $435,000 in losses related to the asset sales were charged against the allowance for possible credit losses, thereby reducing the remaining book value of loans sold with recourse, net and the allowance for possible credit losses by that amount.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $897,000, or 5.1%, from $17.8 million, at June 30, 1998 to $16.8 million at September 30, 1998. The decrease resulted from chargeoffs of $483,000 net of recoveries of $86,000 for asset disposition transactions previously provided for at June 30, 1998. In addition, the allowance for possible credit losses was reduced during the quarter ended September 30, 1998 by $500,000 when a junior subordinated participation loan secured by real estate, that had been fully reserved for at June 30, 1998, was repaid in full. As a result of this transaction, the allowance for possible credit losses was reduced by $500,000 and a gain of $500,000 was recognized. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At September 30, 1998, the allowance for possible credit losses was 30.1% of real estate loans as compared to 30.0% at June 30, 1998.

Cash and due from banks decreased by $1.2 million, or 9.9%, from $12.5 million at June 30, 1998 to $11.3 million at September 30, 1998. Allocations to restricted cash, scheduled asset fundings and the payment of operating expenses exceeded the total operating revenues and asset sales proceeds, resulting in the decrease in unrestricted cash during the quarter ended September 30, 1998.

778176.1
                                       16

At September 30, 1998, Marine had restricted a total of approximately $26.2 million in funds, held on deposit at Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. Marine had restricted approximately $19.6 million at June 30, 1998. Restricted funds held by Marine are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility Agreements. See "Liquidity and Capital Resources," below.

Commercial and consumer loans, net of the related allowance for loan losses, totaled $8.0 million at September 30, 1998, a decrease of $107,000, or 1.3%, from the June 30, 1998 balance of $8.1 million. This decrease was primarily the result of the effects of normal amortization and prepayment of individual loans in the portfolio.

Other liabilities totaled $15.5 million at September 30, 1998, an increase of $496,000, or 3.3%, from the June 30, 1998 balance of $15.0 million. The net increase in other liabilities during the quarter ended September 30, 1998 as compared to the same date in the previous year, was related to the relative timing of payments for certain accrued liabilities during the current and previous fiscal years.

During the three months ended September 30, 1998, total stockholders' equity increased by $338,000 or 0.3% to $107.5 million, as compared with $107.2 million at June 30, 1998. This increase was due to the net income recorded for the three months ended September 30, 1998 in the amount of $450,000, partially offset by an increase in the securities valuation account (allowance for unrealized losses on marketable securities) of $112,000.

The following table summarizes the calculation of the Company's book value per share at September 30, 1998 and June 30, 1998.


                                                          September 30,               June 30,
                                                              1998                      1998
                                                        -----------------         ----------------

Total stockholders' equity                              $     107,521,000         $    107,183,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   35,000,000               35,000,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      72,521,000         $     72,183,000
                                                        =================         ================

Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================

                  Book value per share                  $         10.21           $        10.17
                                                        =================         ================




Results of Operations:

General. The Company reported net income attributable to common shares of $450,000, or $0.06 per share, for the three months ended September 30, 1998, an increase of $839,000 as compared with a net loss attributable to common shares of $389,000, or ($0.05) per share, for the three month period ended September 30, 1997. The primary reason for the increase in the Company's net operating results for the quarter ended September 30, 1998, as compared to the same quarter in the previous year, was the recording of other property income of $488,000 in the quarter ended September 30, 1998, an increase of $1.8 million as compared with a net loss from other property operations of $1.3 million in the same quarter of the previous

778176.1
                                       17
year. In addition, contingent participation revenues increased $231,000 to $1.0 million in the quarter ended September 30, 1998 as compared to $769,000 in same quarter of the previous year. Interest expense and other expenses also declined $227,000 and $788,000, respectively, in the quarter ended September 30, 1998 as compared with the same period in the previous year. Interest expense declined from $1.6 million in the quarter ended September 30, 1997 to $1.4 million during the same quarter of the current year. Other expenses declined from $1.7 million in the quarter ended September 30, 1997 to $934,000 during the quarter ended September 30, 1998.

Partially offsetting the effects of increased other property income, increased contingent participation revenues and reduced interest and operating expenses on the results of operations reported for the quarter ended September 30, 1998, as compared to the same quarter of the previous year, were reductions in net rental operations and net gains on sales of investment securities of $330,000 and $1.7 million, respectively. Net rental operations declined from $959,000 in the quarter ended September 30, 1997 to $629,000 during the same quarter of the current year. Net gains on sales of investment securities declined from $1.7 million in the quarter ended September 30, 1997 to $0 during the quarter ended September 30, 1998.

Net Rental Operations. For the three months ended September 30, 1998, net rental operations resulted in income of $629,000, a decrease of $330,000, or 34.4%, from $959,000 for the same three month period in the previous year. The primary reason for the decline in net rental operations income was the recognition of $527,000 in depreciation expense attributable to real estate held for investment in excess of the amount recognized in the same period of the previous year. Excluding the $527,000 increase in depreciation charges recorded in the quarter ended September 30, 1998, as compared with the same quarter in the previous year, income from rental operations increased $197,000, or 20.5%, in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

For the three months ended September 30, 1998, depreciation charges associated with real estate held for investment were $577,000, an increase of $527,000, or 1,054.0%, as compared with depreciation charges associated with real estate held for investment in the quarter ended September 30, 1998 of $50,000. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. During the three months year ended September 30, 1998, the Company recorded depreciation charges of approximately $577,000, of which $525,000 represents depreciation of the capitalized costs of the real estate held for investment (less land value) for five of the Company's six real estate assets from the period June 30, 1998 to September 30, 1998. The remaining $52,000 in depreciation charges recorded during the year ended June 30, 1998 were for the sixth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by SFAS-121, for all real estate held for investment, net that had not been subject to depreciation charges in prior periods.

Other Property Income. Total other property income was $488,000 for the quarter ended September 30, 1998, an increase of $1.8 million as compared with a net loss of $1.3 million in the quarter ended September 30, 1997. For the quarter ended September 30, 1998, the $488,000 income was primarily attributable to the recognition of a gain of $500,000 resulting from the full satisfaction of a junior subordinated participation loan secured by real estate which had been fully reserved for in prior periods.

For the quarter ended September 30, 1997, the net loss of $1.3 million in other property income was attributable to losses on the sale of real estate in the amount of $914,000 and a write down of a real estate joint venture asset in the amount of $350,000. The loss on the sale of real estate during the quarter ended September 30, 1997, was primarily attributable to the sale of one real estate property with a book value of $3.3 million, which resulted in a net loss of $932,000.


778176.1
                                       18

Interest Income. For the three months ended September 30, 1998, total interest income, net of provisions for possible credit losses, was $867,000, a decline of $14,000, from $881,000 for the same quarter in the previous year. Loan interest declined $127,000 in the quarter ended September 30, 1998 as compared with the same quarter in the previous year due to reduced average balances for loan assets resulting from dispositions and the effects of normal amortization and repayment activity. This decline in interest income from loan assets was substantially offset by other interest income, which increased $113,000 in the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997. The increase in other interest income in the quarter ended September 30, 1998, as compared with the same quarter in the previous year was primarily due to increased average cash balances in the quarter ended September 30, 1998, which earned interest at the prevailing money market rates.

Contingent Participation Revenues. The Company realized contingent participation revenues of $1.0 million and $744,000 in the quarters ended September 30, 1998 and 1997, respectively. The Company may realize contingent participation income when a loan secured by real estate's underlying collateral property achieves a level of predetermined economic performance sufficient to activate contingency clauses in the loan agreement that allow the Company to share, on a limited basis, in the economic performance of the collateral property. The Company recognizes such revenues in the period when the loan is repaid and the terms of all additional contingent payments are finalized.

Contingent participation revenues of $1.0 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior participation loan had been sold to Marine on June 28, 1996 and the junior subordinated participation loan was fully reserved for on the Company's books following the Branch Sale. The full repayment of the junior subordinated participation loan resulted in the recognition of an additional gain in the amount of $500,000 during the quarter ended September 30, 1998. See "Other Property Income," above.

During the quarter ended September 30, 1997, contingent participation revenues of $744,000 were realized on one junior participation loan, which was paid in full during the period. A portion of the loan had been sold to Marine on June 28, 1996 as part of the Branch Sale. The Company had retained a contingent interest in the underlying property's economic performance and an interest in the loan's unpaid principal balance approximating $10.1 million following the Branch Sale.

At September 30, 1998, the Company had a remaining contingent interest in two junior subordinated participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Interest Expense. During the three months ended September 30, 1998, the Company recorded interest expenses in the amount of $1.4 million, a decline of $227,000, or 13.7%, as compared with interest expenses of $1.7 million in the same quarter during the previous year. Interest expenses declined in the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997, primarily as a result of declines in the average amount borrowed by the Company. During the quarter ended September 30, 1998, the Company borrowed an average of $68.8 million, a decline of $11.7 million, or 14.6%, as compared with average borrowings of $80.5 million during the quarter ended September 30, 1997. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1998 primarily as a result of asset dispositions.

Other Expenses. During the quarter ended September 30, 1998, the Company recorded total other expenses in the amount of $934,000, a decline of $788,000, or 45.8%, as compared with other expenses of $1.7 million in the same quarter of the previous year. Other expenses declined in the quarter ended September 30, 1998, as compared with the quarter ended September 30, 1997, primarily as a result of declines in salaries and employee benefits expenses and legal and professional fees of $155,000 and $543,000, respectively.

Salaries and employee benefits expense declined in the quarter ended September 30, 1998, as compared with the same period in the previous year, as a result of the continued reduction of staff employed by the Company. At September 30, 1998, the Company employed one full time employee engaged in administrative duties.


778176.1
                                       19

Legal and professional fees expense decreased $543,000, or 72.9%, to $202,000 during the quarter ended September 30, 1998 from $745,000 during the quarter ended September 30, 1997, primarily as a result of the reduction of professional fees incurred in connection with the Reorganization described in Note 1. The Company accrued and paid $290,000 and $159,000, respectively, in the quarter ended September 30, 1997 and $0 and $0, respectively in the quarter ended September 30, 1998, for legal and professional fees associated with the Reorganization. In addition to this $290,000 reduction in accrued professional fees related to the Reorganization, the Company incurred approximately $253,000 more in other professional fees during the quarter ended September 30, 1997 than in the same quarter of the current year. The additional fees incurred in the quarter ended September 30, 1997 as compared with the same quarter of the current year related to services such as actuarial evaluations and tax preparation which were primarily related to the finalization of the Company's employee- and tax-related affairs as a business entity that had operated as an insured depository institution.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the quarter ended September 30, 1998, the Company accrued $664,000 in fees payable to the Management Company, of which $46,000 related to fees incurred for the successful disposition of assets. During the quarter ended September 30, 1997, the Company accrued $793,000 in fees payable to the Management Company, of which $121,000 related to fees incurred for the successful disposition of assets. At September 30, 1998 the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $846,000.

Other Income (Expense). The Company did not recognize any other income (expense) in the quarter ended September 30, 1997, a decrease of $1.7 million as compared with the same quarter of the previous year. Other income (expense) in the quarter ended September 30, 1998 was primarily due to the $1.8 million recorded gain on sale of the Company's largest preferred stock holding, with a book value of approximately $5.0 million.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for the quarters ended September 30, 1998 and 1997. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the quarters ended September 30, 1998 and 1997, the Company recorded a net provision for income taxes of $169,000 and $51,000, respectively, primarily to reflect the effects of operations and asset disposition on its current state and local income tax liability at September 30, 1998 and 1997, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for scheduled debt repayments, operating expenses (including current income taxes payable) and for development costs related to certain real estate projects.

778176.1
                                       20

At September 30, 1998, the Company had $68.8 million in borrowed funds. In connection with the Branch Sale, the Company obtained financing with Marine (Initial Facilities) totaling $89.8 million. At September 30, 1998, the remaining outstanding balance of the Initial Facilities due to Marine was $60.6 million. Borrowed Funds related to Asset Sale Transactions amounted to $8.2 million at September 30, 1998. The Company actively monitors and manages its cash inflows and outflows in an attempt to maximize payment of its debt obligations to Marine and to invest, to the extent possible, all cash balances.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets. Liquidity for this purpose is defined as unrestricted cash. At September 30, 1998, the Company's liquidity ratio, as so defined, amounted to 5.9% which was within the maintenance range.


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

SFAS No. 128. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The implementation of SFAS No. 128 did not have any effect on the Company's primary earnings per share for the quarters ended September 30, 1998 or 1997 or for the years ended June 30, 1998 or 1997.

SFAS No. 130. As of July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income " ("SFAS-130"). SFAS-130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement has had no effect on the Company's net income or stockholders' equity. SFAS-130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.


Impact of Inflation

The consolidated financial statements and related consolidated data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial positions and operating results in terms of historical dollars without considering the changes in the relative purchasing power of dollars over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs and increases in interest rates paid on borrowed funds. Over any given term, however, interest rates do not necessarily move in the same direction or in the same magnitude as changes in prices for goods and services.

Impact of Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded computer chip technology may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company believes that modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. Further, due to the limited number of assets managed by the Company and the limited scope of the Company's continuing operations, which could be managed and accounted for by methods not relying on the computer systems currently employed by the Company, if such modifications are not made, or if such modifications and conversions are not completed in a timely manner, the Year 2000 issue is unlikely to have a material impact

778176.1
                                       21
on the operations, liquidity or capital resources of the Company. In addition, the Company believes that the implementation of modifications to components of the building systems, affecting the operations of its properties held as investments in real estate, is unlikely to have a material affect on the operations, liquidity or capital resources of the Company.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase. The Company's plan to resolve the Year 2000 issue involves four phases: assessment, and where necessary, remediation, testing and implementation.

To date, the Company has completed an assessment of all systems that could be significantly affected by the Year 2000. The Company's completed assessment indicated the need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Since the Company's accounting software is maintained and supported by a third party, the total Year 2000 cost has been, and is expected to be, minimal.

In addition, the Company has completed the assessment of all systems related to the operations of its properties held as investments in real estate. Such assessments were performed to ensure that remediation of building equipment (such as security systems and elevators) could be completed and tested prior to the year 2000. The Company's completed assessment indicated the need to modify or replace portions of its buildings' systems so that these systems will function properly with respect to dates in the year 2000 and thereafter. All necessary remediation is expected to be completed as an integral part of regularly scheduled building maintenance and repair activities. As a result, the cost of such remediation is expected to be immaterial to the operations, liquidity or capital resources of the Company.

Nature and Level of Third Parties and their Exposure to the Year 2000 Issue. The Company has queried its significant suppliers and subcontractors that provide accounting or information processing services to the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of absolutely ensuring that external agents will be Year 2000 ready. Due to the limited number of assets managed by the Company and the limited scope of the Company's continuing operations, which could be managed and accounted for by methods not relying on the computer systems and services currently provided by external agents employed by the Company, if such modifications are not made, or if such modifications and conversions are not completed in a timely manner, the Year 2000 issue is unlikely to have a material impact on the operations, liquidity or capital resources of the Company.

Contingency Plans. The Company has contingency plans for all critical applications and systems. These contingency plans involve, among other planned actions, the use of alternative manual procedures, the temporary use of increased or alternative third party services and adjusting staffing strategies.


Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such  factors  include,  among  others,  the  following,  which are discussed  in greater  detail in the "Risk  Factors"  section  of the  Company's
Registration Statement on Form S-4 (File No. 333-386730 and File No. 333-386730-01) filed with the Securities and Exchange Commission ("SEC"), general economic conditions, which will among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing: difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; illiquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

778176.1
                                       22

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

An action entitled Strome Global Income Fund et al. v. River Bank America et al., Index No. 605226198, was commenced against the Registrant, its predecessors and certain of its current and former directors in New York State Supreme Court, New York County on October 27, 1998. Plaintiffs are holders of the Company's 15% non-cumulative perpetual preferred stock, Series A, and were formerly holders of River Bank America 15% non-cumulative perpetual preferred stock, Series A. The complaint alleges various claims for breach of contract, fraudulent conveyance, violations of Sections 604 and 605 of the New York Banking Law, breach of fiduciary duty and the duty of disclosure and ultra vires acts based upon the reorganization into the Registrant, and subsequent dissolution, of the Registrant's predecessor, River Bank America, and an amendment made to River Bank America's certificate of designations for the preferred stock in connection with the reorganization. Among other things, plaintiffs claim that as a result of the reorganization and dissolution they were entitled to receive a $25 per share liquidation payment, as well as unpaid dividends, and were also entitled to appraisal rights as dissenting stockholders. Plaintiffs seek judgment against the defendants for the liquidation payment, other unspecified compensatory damages, avoidance of the transfer of assets from River Bank America to the Registrant, punitive damages and other relief. The Registrant believes that the reorganization and dissolution of River Bank America was in the best interests of all of the River Bank America stockholders and did not violate plaintiffs' rights as preferred stockholders in any respect and intends to defend the lawsuit vigorously.



Item 2.   Changes in Securities

None.


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders on September 16, 1998. The submission of matters to a vote of the Company's stockholders which occurred at the annual meeting, and the results of the stockholders' vote on such matters, were previously reported in the Company's Annual Report on Form 10-K, dated June 30, 1998, and are incorporated herein by reference.


Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

(i) Form 8-K, dated October 27, 1998, to report information disclosed in Part II, Item 1 of this Form 10-Q, as filed on November 4, 1998.




778176.1
                                       23

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RB ASSET, INC.
                                       (Registrant)


Date:  November 13, 1998    By: /s/ Nelson L. Stephenson
       -----------------        -------------------------

                                 Nelson L. Stephenson
                                 President and Chief Executive Officer(principal executive and principal financial officer)






778176.1
                                       24