Form 10-Q/A
period 1998-09-30
RB ASSET INC
filed 1998-11-16
CIK 1047958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q/A


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

                                       OR

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period From ___________ To _____________

                        Commission file number 333-38673

                                 RB ASSET, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York                         10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code:   (212)  848-0201
                                                   ---------------



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

778812.1

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number                                          Description

                  27.1                                   Financial Data Schedule


         (b)      Reports on Form 8-K

                  Form 8-K, dated October 27, 1998, to report information disclosed in Part II, Item 1 of this Form 10-Q, as filed on November 4, 1998.




778812.1
                                        2

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           RB ASSET, INC.
                                                             (Registrant)


Date:   November 13, 1998                   By:    /s/ Nelson L. Stephenson
        ------------------------                  -------------------------
                                                   Nelson L. Stephenson
                                                   President and Chief
                                                   Executive Officer
                                                   (principal executive and
                                                    principal financial officer)




778812.1
                                        3