Form 10-Q
period 1998-12-31
RB ASSET INC
filed 1999-02-12
CIK 1047958

As filed with the Securities and Exchange Commission on February 12, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From         To

                        Commission file number 333-38673

                                 RB ASSET, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                      13-5041680
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York                 10022
(Address of principal executive offices)                       (Zip Code)

Company's telephone number, including area code:   (212)  848-0201



Securities registered pursuant to section 12(b) of the Act:         None
Securities registered pursuant to section 12(g) of the Act:         None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No



The number of shares outstanding of the Registrant's Common Stock as of February 15, 1999 was 7,100,000. The number of shares outstanding of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A as of February 15, 1999 was 984,727.




                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS




                                                                                                          PAGE
INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                            Consolidated Statements of Financial Condition as of December 31,
                            1998 (unaudited) and June 30, 1998................................             3

                            Consolidated Statements of Operations for the three and six months
                            ended December 31, 1998 and 1997 (unaudited) ......................            4

                            Consolidated Statements of Changes in Stockholders' Equity for the
                            six months ended December 31, 1998 and 1997........................            5

                            Consolidated Statements of Cash Flows for the six months ended
                            December 31, 1998 and 1997.........................................            6


                            Notes to the Consolidated Financial Statements ....................            8


            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and the Results of Operations ..........................................           21

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings ......................................................           30
            Item 2.    Changes in Securities ..................................................           30
            Item 3.    Defaults Upon Senior Securities ........................................           30
            Item 4.    Submissions of Matters to a Vote of Securities Holders .................           30
            Item 5.    Other Information ......................................................           30
            Item 6.    Exhibits and Reports ...................................................           31

SIGNATURES.....................................................................................           31


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 1998 and June 30, 1998
                             (Dollars in Thousands)

                                     Assets
                                                                          (Unaudited)
                                                                          December 31,           June 30,
                                                                             1998                  1998
                                                                            ------                 ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $1,742 and $583, respectively                  $         78,817      $         82,835

Real estate held for disposal                                                2,000                 5,013
   Allowance for fair market value reserve under SFAS-121                      -                  (1,363)
                                                                  ----------------      -----------------
      Total real estate held for disposal, net                               2,000                 3,650

Real estate loans receivable:
   Secured by real estate                                                   55,623                59,006
   Loans sold with recourse, net                                            13,789                15,781
   Allowance for possible credit losses                                    (16,337)              (17,697)
                                                                  ----------------     -----------------
      Total loans receivable, net                                           53,075                57,090

Investments in joint ventures                                                1,536                 1,536
                                                                  ----------------     -----------------
   Total real estate assets                                                135,428               145,111

Cash, due from banks and cash equivalents                                   14,350                12,532
Cash, due from banks - restricted                                           28,516                19,555
Investment securities available for sale                                     1,541                 1,373
Commercial and consumer loans                                               10,322                10,431
   Allowance for possible credit losses                                     (2,340)               (2,340)
                                                                  ----------------     -----------------
Commercial and consumer loans, net                                           7,982                 8,091
Other assets                                                                 4,744                 4,248
                                                                  ----------------     -----------------
   Total Assets                                                   $        192,561      $        190,910
                                                                  ================     =================

                      Liabilities and Stockholders' Equity

Liabilities:
Increasing Rate Junior Subordinated Notes due 2006,
 net of unamortized discount                                      $         10,555      $            -
Other borrowed funds                                                        68,760                68,760
Other liabilities                                                           15,369                14,967
                                                                  ----------------     -----------------
   Total Liabilities                                                        94,684                83,727
                                                                  ----------------     -----------------

Stockholders' equity:
15% non-cumulative preferred stock, Series A par value $1, liquidation value $25
(1,400,000  shares  authorized,  984,727 issued and  outstanding at December 31,
1998, 1,400,000
issued and outstanding at June 30, 1998)                                       985                 1,400

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at December 31,
1998 and June 30, 1998)                                                      7,100                 7,100

Additional paid in capital                                                 101,419               111,170
Accumulated deficit                                                        (10,870)              (11,561)
Accumulated comprehensive income                                              (757)                 (926)
                                                                  ----------------      -----------------
   Total Stockholders' Equity                                               97,877               107,183
                                                                  ----------------      -----------------
Total Liabilities and Stockholders' Equity                        $        192,561      $        190,910
                                                                  ================      ================

See notes to Consolidated Financial Statements




                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended
                           December 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                                            Three months ended             Six months ended
                                                                                December 31,                  December 31,
                                                                        ---------------------------   ---------------------------
                                                                             1998           1997          1998            1997
                                                                        ------------   ------------   -----------     -----------
REVENUE:
Rental revenue and operations:
       Rental income and other property revenue                        $     3,743       $   3,336     $   7,513       $    6,609
       Property operating and maintenance expense                           (2,625)         (2,711)       (5,189)          (4,975)
       Depreciation - real estate held for investment                         (608)            (54)       (1,185)           (104)
                                                                        ------------   ------------   -----------     -----------
  Net rental operations                                                        510             571         1,139            1,530

Other property income (expense):
       Net gain/(loss) on sale of real estate                                1,243             (89)        1,731           (1,003)
       Recovery (writedown) of investments in real estate                      106              -            106             (350)
                                                                        ------------   ------------   -----------     -----------
  Total other property income/(expense)                                      1,349             (89)        1,837           (1,353)

Other income:
  Interest income:
       Loans receivable                                                        733           1,369         1,373            2,136
       Investment securities                                                    -              -             -                 55
       Money market investments and other                                      126              95           353              154
                                                                        ------------   ------------   -----------     -----------
         Total interest income                                                 859           1,464         1,726            2,345
       Realization of contingent participation revenues                         -              -           1,000              769
                                                                        ------------   ------------   -----------     -----------
  Total other income                                                           859           1,464         2,726            3,114
                                                                        ------------   ------------   -----------     -----------
       Total revenues                                                        2,718           1,946         5,702            3,291
                                                                        ------------   ------------   -----------     -----------
EXPENSES:
  Interest expense:
       Increasing Rate Junior Subordinated Notes due 2006                        2              -              2               -
       Other borrowed funds                                                    987           1,535         2,413           3,172
       Other                                                                    29              31            34              52
                                                                        -----------    ------------   -----------     -----------
         Total interest expense                                              1,018           1,566         2,449           3,224

  Other expenses:
       Salaries and employee benefits                                           58             225           108             430
       Legal and professional fees                                             569             596           771           1,341
       Management fees                                                         613             659         1,230           1,330
       Other                                                                    73              95           138             196
                                                                        ------------   ------------   -----------     -----------
         Total other expenses                                                1,313           1,575         2,247           3,297
                                                                        ------------   ------------   -----------     -----------
       Total expenses                                                        2,331           3,141         4,696           6,521
                                                                        ------------   ------------   -----------     -----------

Income (loss) before other income (expense) and before                  ------------   ------------   -----------     -----------
    provision for income taxes                                                 387          (1,195)        1,006          (3,230)
Other income (expense):
         Net gains (losses) on sales of investment securities                   -              -             -             1,697
                                                                        ------------   ------------   -----------     -----------
   Total other income (expense)                                                 -              -             -             1,697

Net income / (loss) after other income (expense) and before             ------------   ------------   -----------     -----------

    provision for income taxes                                                 387          (1,195)        1,006          (1,533)

Provision for income taxes                                                     145              50           314             101
                                                                        ------------   ------------   -----------     -----------
Net income /(loss)                                                             242          (1,245)          692          (1,634)
Dividends declared on preferred stock                                           -              -             -               -
                                                                        ------------   ------------   -----------     -----------
Net income /(loss) applicable to common stock                           $      242      $   (1,245)   $      692       $  (1,634)
                                                                        ============   ============   ===========     ===========
Basic and diluted income /(loss) per common share                       $      0.03     $    (0.18)   $      0.10      $   (0.23)
                                                                        ============   ============   ===========     ===========
See Notes to Consolidated Financial Statements




                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Six months ended December 31, 1998 and 1997
                             (dollars in Thousands)
                                   (Unaudited)

                                  Series A
                                  Non-
                                  cumulative
                                  Perpetual                      Additional      Retained         Accumulated           Total
                                  Preferred        Common         Paid-in        Earnings        Comprehensive      Stockholders'
                                  Stock             Stock         Capital        (Deficit)           Income             Equity
                                  ------------   ----------    -------------   -------------   ------------------   --------------


Balances at June 30, 1997         $    1,400     $  7,100     $   111,170      $   (10,055)    $        (1,105)      $    108,510

Net loss for the six months ended
December 31, 1997                         -            -              -             (1,634)                 -              (1,634)

Preferred stock dividends payable         -            -              -                 -                   -                  -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale     -            -              -                 -                  179                179
                                  ------------   ----------   -------------   -------------   ------------------   --------------
Balances at December 31, 1997     $    1,400     $  7,100     $   111,170     $   (11,689)    $           (926)     $     107,055
                                  ============   ==========   =============   =============   ==================   ==============

Balances at June 30, 1998         $    1,400     $  7,100     $   111,170     $   (11,561)    $           (926)     $     107,183

Net income for the six months
ended December 31, 1998                   -            -               -              692                   -                 692

Preferred stock dividends payable         -            -               -               -                    -                   -

Reduction in Stockholders' Equity
resulting from the Preferred Stock
Exchange Offer (Note 2)                 (415)          -           (9,751)                                                (10,166)

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale     -            -               -               -                   169                169
                                  ------------   ----------   -------------   -------------   ------------------   --------------
Balances at December 31, 1998     $      985     $  7,100     $   101,419     $   (10,870)    $           (757)      $     97,877
                                  ============   ==========   =============   =============   ==================   ==============



See notes to Consolidated Financial Statements



                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1998 and 1997
                             (dollars in thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                          December 31,
                                                                               ---------------------------------
                                                                                      1998             1997
                                                                               ----------------  ---------------
Operating Activities:
Cash Flows Provided by (Used in) Operating Activities:
  Net (loss)/income                                                            $        692      $     (1,634)
  Adjustments to reconcile net (loss)/income to cash
  used in operating activities:
      Net (gain) loss on sale of real estate assets                                  (1,739)            1,003
      (Recovery) writedowns of real estate assets                                      (106)              350
      Depreciation and amortization                                                   1,186               104
      Net gain on sales of loans, other investments
            and investment securities                                                    -             (1,697)
  Change in operating assets and liabilities:
      Net decrease/(increase) in accrued interest receivable                             79              (486)
      Net (decrease)/increase in accrued interest payable                              (100)             (642)
      Net (decrease)/increase in accrued income taxes                                   407              (185)
      Net (decrease)/increase in accrued expenses
            and other liabilities                                                       484            (2,836)
      Net (increase)/decrease in prepaid expenses and other assets                     (575)              597
      Cash effect of increases/(decreases) in allowance for
            possible credit losses                                                      331               774
      Other                                                                              39              (160)
                                                                             ----------------  ---------------
            Net cash (used in)/provided by operating activities                         698            (4,812)
                                                                             ----------------  ---------------

Investing Activities:
Cash Flows Provided by (Used in) Investing Activities:
  Proceeds from sales and maturities of investment
        securities, available for sale                                                     -            6,871
  Net repayment/(origination) of loans secured by real estate, net                     3,383            1,404
  Net repayment/(reacquisition) of commercial and consumer loans                          61          (2,002)
  Net decrease/(increase) in loans sold with recourse                                    842            4,794
  Proceeds from sales of real estate held                                              6,105            8,458
  Additional fundings on real estate held                                              (309)          (4,104)
                                                                            ----------------  ---------------
            Net cash provided by investing activities                                 10,082           15,421
                                                                            ----------------  ---------------

(Continued on next page)




See notes to Consolidated Financial Statements



                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1998 and 1997
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)

                                                                                   Six months ended
                                                                                     December 31,
                                                                           --------------------------------
                                                                                 1998            1997
                                                                           ---------------- ---------------
Financing Activities:
Cash Flows Provided by (used in) Financing Activities:
  Increase in restricted cash                                                      (8,962)          (196)
  Proceeds from borrowed funds                                                         -             551
  Repayment of borrowed funds                                                          -          (6,936)
  Increase/decrease in borrowed funds secured by loans sold with
    recourse, net of construction advances                                             -          (6,493)
                                                                           ----------------  ---------------
      Net cash used in financing activities                                        (8,962)       (13,074)


Net increase/(decrease) in cash and money market investments                        1,818         (2,465)

Beginning cash                                                                     12,532          8,940
                                                                           ----------------  ---------------

Ending cash                                                                 $      14,350   $      6,475
                                                                           ================ ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                              $       2,546   $      3,990
      Federal, state and local taxes                                                  395            268







See notes to Consolidated Financial Statements

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation that, as a result of the completion of reorganization steps (the "Reorganization," described in detail below), on May 22, 1998, succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. Following the Reorganization, the Company intends to manage its business and assets without the regulatory constraints previously imposed on the Predecessor Bank by the Banking Department. This report is for the three month period ended December 31, 1998. Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank.

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

Following stockholder approval of the Reorganization on May 18, 1998, all of the Predecessor Bank's assets, liabilities and business were transferred to, or assumed by, the Predecessor Bank's wholly-owned subsidiary, River Asset Sub, Inc. on May 11, 1998, pursuant to the terms of an assignment and assumption agreement and related transfer documents. Thereafter, the Board of Directors declared distribution of the capital stock of its wholly-owned subsidiary, River Distribution Sub, Inc. ("River Distribution"), payable on a book-entry basis to the Predecessor Bank's stockholders of record on May 22, 1998. At the time of such distribution the capital stock of River Distribution had no value.

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

Finally, upon book-entry payment of the distribution, on May 22, 1998, River Distribution merged with and into River Asset whereupon the stockholders of River Distribution became stockholders of the surviving corporation which changed its name to RB Asset, Inc. In the merger, the shares of capital stock of River Distribution were converted into identical shares of capital stock of RB Asset, Inc. and the capital stock of River Asset outstanding and held by River Bank prior to the merger was canceled. Accordingly, subsequent to the merger, the capital stock of River Bank had no value. Stock certificates representing shares of capital stock of RB Asset, Inc. were then distributed to holders of record as of May 22, 1998.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

The closing of the Branch Sale was conditioned upon the Predecessor Bank's obtaining financing with terms and in an amount reasonably acceptable to the Predecessor Bank and determined to be reasonably adequate to permit consummation of the Branch Sale. The Predecessor Bank obtained from Marine a loan facility (the "Facility" or "Initial Facilities") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1996, Marine had extended $89.8 million under the Facility to the Predecessor Bank, which has been reduced by repayment activity to $60.6 million at December 31, 1998, with an additional $28.3 million in proceeds maintained in a restricted cash account pending negotiation with Marine as to the application of such proceeds to reduce the outstanding balances of the Facility. Proceeds of the Facility were utilized by River Bank to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Predecessor Bank's operations subsequent to the Branch Sale.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

The Company will continue to be subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and will be required to file periodic reports and other information with the Securities Exchange and Commission (the "SEC").

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

The Predecessor Bank has previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of River Bank Series A Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Series A Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors has taken any action regarding a quarterly dividend on the Company's Series A Preferred Stock for any of the quarterly periods ended from September 30, 1996 through December 31, 1998. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Series A Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company's Series A Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Series A Preferred Stock, even if permitted to do so by Marine.

2.  Preferred Stock Exchange Offer

Summary. On November 25, 1998, the Company offered upon the terms and conditions set forth in its Offering Circular and the related Letter of Transmittal (which together constituted the "Exchange Offer"), to exchange $25.94 principal amount of its Increasing Rate Junior Subordinated Notes due 2006 (the "Subordinated Notes") for each outstanding share of its 15% Non-Cumulative Preferred Perpetual Stock, Series A, par value $1.00 (the "Series A Preferred Stock"), of which 1,400,000 shares were outstanding on that date.

Description of the Subordinated Notes. The following narrative describes the Subordinated Notes, issued by the Company on December 30, 1998:

Issue - Increasing Rate Junior Subordinated Notes due 2006 issued under an indenture (the "Indenture"), as amended on February 1, 1999, between the Company and La Salle National Bank, as trustee.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

Principal Amount - $10,771,000, plus such additional principal amount of Subordinated Notes as may be issued in payment of interest on the Subordinated Notes from the date of their initial issuance until the semi-annual interest period beginning January 16, 2002.

Interest Payment Dates - January 15 and July 15 of each year, commencing July 15, 1999.

Maturity - January 15, 2006.

Interest Rate - Interest will accrue from the issuance date (December 30, 1998) at the initial rate of 8% per annum (the "Initial Rate") until the interest period beginning January 16, 2002 (the "Interest Increase Date") and will be payable, at the option of the Company, either in cash or by issuance of additional Subordinated Notes. Thereafter, interest will be payable semi-annually in cash at an annual rate increasing from the Initial rate by 0.50% per annum each semi-annual interest payment period commencing with the interest payment period beginning on the Interest Increase Date up to a maximum of 12% per annum. The Company's ability to pay in cash any installment of interest on, or principal or premium (if any) of, the Subordinated Notes is currently subject to the approval of Marine under the terms of the Company's Credit Agreement, dated June 28, 1996 (the "Credit Agreement"). However, borrowings under the Credit Agreement mature on June 30, 1999, subject to the right of the Company to extend for two successive one-year periods to June 30, 2001, which date is prior to the dates on which cash payments of interest and principal are required to be made on the Subordinated Notes. There can be no assurance that Marine will provide any such approval that may be requested by the Company in the future for payment of cash of any installment of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Ranking - The Subordinated Notes constitute unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. At December 31, 1998, the Company had approximately $68.8 million of Senior Indebtedness outstanding. The Indenture will not limit the amount of additional indebtedness which the Company can create, incur, assume or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create incur, assume or guarantee.

Mandatory Redemption - The Company will be required to redeem 1/14th (7.14285%) of the aggregate principal amount of the Subordinated Notes issued by the Company (including any issued in payment of interest) semi-annually commencing on July 15, 2002 and on each January 15, and July 15 thereafter to and including July 15, 2005 at a price of 100% of the principal amount plus accrued and unpaid interest plus, for redemptions effected after January 15, 2003, a premium as noted below. The balance of the outstanding Subordinated Notes will mature on January 15, 2006. All mandatory redemptions will be made on a pro rata basis.

Optional Redemption - The Subordinated Notes will be redeemable at the option of the Company at any time in whole or in part, by lot or pro rata as determined by the Company's Board of Directors (the "Board"), at the redemption price of 100% of the principal amount plus accrued and unpaid interest plus, for redemptions effected after January 15, 2003, a premium as noted below.

Premium - The redemption price for each redemption (mandatory or optional) effected after January 15, 2003 and the payment at maturity will include a premium based on the amount redeemed or paid. Such premium will consist of (i) 0.5% of the principal amount redeemed during the period from January 16, 2003 through and including July 15, 2003, (ii) 0.75% of the principal amount redeemed during the period from July 16, 2003 through and including January 15, 2004 and
(iii) 1% of the principal amount redeemed during the period from January 16, 2004 through and including July 15, 2004, which premium will increase by 1% for redemptions during each subsequent six month period beginning each July 16 and January 16 thereafter until it reaches 4% of the principal amount for the period from July 16, 2005 to January 15, 2006. Payments of a premium at maturity will also be at the rate of 4% of the principal amount paid.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

The following chart illustrates the amount of premium payable on each $1,000 principal amount of Subordinated Notes during the periods indicated:


     If redeemed during the six month period beginning        Premium

    January 16, 2003 ....................................   $     5.00
    July 16, 2003 .......................................   $     7.50
    January 16, 2004 ....................................   $    10.00
    July 16, 2004 .......................................   $    20.00
    January 16, 2005 ....................................   $    30.00
    July 16, 2005 .......................................   $    40.00



Purposes of the Exchange Offer. In view of the changes in the nature of the Company and its business as a result of the Reorganization described in Note 1, the Board of Directors effected the Exchange Offer for the purpose of affording all holders of the Series A Preferred Stock an opportunity to exchange their shares of Series A Preferred Stock for the Subordinated Notes which may have been determined by them to be a more attractive investment. As more fully described in the Offering Circular dated November 25, 1998, the Exchange Offer provided holders of the Series A Preferred Stock with the opportunity to exchange perpetual preferred stock having a $25.00 per share liquidation value with non-cumulative dividend rights and no mandatory redemption provisions for $25.94 principal amount of a debt instrument maturing in seven years which requires (i) semi-annual payments of interest, payable in kind or in cash, at the Company's option, for the first three years and thereafter in cash, at rates increasing from an initial 8% per annum rate and (ii) the repayment of principal in mandatory semi-annual installments commencing after three years with increasing premiums on installments paid after four years.

By letter, dated May 22, 1998, counsel for certain holders of shares of the Company's Series A Preferred Stock advised the Company that such holders objected to the Reorganization. Specifically, such counsel alleged that the Reorganization (i) constituted a "liquidation" of River Bank America in violation of the terms of the Certificate of Designations of the Series A
Preferred  Stock by  failing to provide  for the  payment to the  holders of the
Series A Preferred Stock of the liquidating distribution required by the Certificate of Designations of $25.00 per share, plus all accrued, undeclared and unpaid dividends thereon, (ii) was illegal under the New York Banking Law (the "NYBL") which provides, in the case of a voluntary liquidation, that the liquidating corporation shall distribute its remaining assets among its shareholders according to their respective rights and interests, (iii) violated a commitment made in River Bank's proxy statement, dated May 13, 1996, to retire the Series A Preferred Stock following approval and finalization of the sale of certain of its branches and assets to Marine and (iv) constituted a breach of duty owed by River Bank's Board of Directors to the holders of the Series A Preferred Stock.

The Company believes such allegations are without merit. However, in an effort to resolve these claims on an amicable basis, representatives of the Company and such holders discussed from time to time since the date of such letter, certain proposals under which the Company would offer to exchange a new security for the Series A Preferred Stock. In October, 1998, the Company proposed to representatives of such holders to effect an exchange offer upon substantially the terms and conditions of the Exchange Offer. Such proposal was not acceptable to such holders and, on October 27, 1998, 11 holders of Series A Preferred Stock who claim to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the then outstanding shares) of Series A Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al.
v. River Bank America et. al. (the "Complaint") in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action"), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action alleged (the "Allegations"), among other things, that (i) the Defendants breached the Certificate of Designations relating to the Series A Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the Certificate of Designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

denying holders appraisal rights to which they were entitled by the NYBL, (iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the Defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the Certificate of Designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the Certificate of Designations were ultra vires and should be declared void and (vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the Action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The plaintiffs responded to the motion and the motion is scheduled to be addressed by the court on February 23, 1999.

Release of Claims. Holders of Series A Preferred Stock, including any of the plaintiffs in the Action, whose shares were tendered and accepted by the Company for exchange pursuant to the Exchange Offer have released the Company, its predecessors and successors, and their respective parents, subsidiaries, affiliates and assigns, and each of their respective officers, directors, employees, partners, advisors, agents and representatives from all actions, causes of action, claims, judgments, contracts, agreements or understandings whether individual or derivative in nature, which such holders had with respect to the shares of Series A Preferred Stock exchanged pursuant to the Offering Circular or any disclosures, rights or agreements relating thereto, including, but not limited to, any claims made in the Action and any claims with respect to the Reorganization and the transfer of assets from River Bank.

Waiver of Dividend. Each Holder (as defined in the Offering Circular) who accepted the Exchange Offer was deemed to have waived all rights, with respect to each share of Series A Preferred Stock exchanged, to receive the $0.94 per share quarterly dividend that was declared on shares of Series A Preferred Stock for the quarter ended June 30, 1996 but which remains unpaid.

Proposed Equity Rights Offering. If within one year after expiration of the Exchange Offer, the Company effects an equity enhancement plan through either a rights offering to the holders of its Common Stock or the distribution to such holders of Warrants to purchase additional shares of Common Stock, each holder of Series A Preferred Stock whose shares were accepted by the Company for exchange pursuant to the Exchange Offer will be entitled to participate in such rights offering or distribution of Warrants on the basis of one subscription right or Warrant for each share of Series A Preferred Stock so exchanged for Subordinated Notes. The Company's Board of Directors has authorized management to develop a proposal for such a rights offering or distribution of Warrants, provided that, under the terms thereof, Alvin Dworman, Odyssey Partners, L.P. and East River Partnership B., who currently own an aggregate of 50.8% of the outstanding shares of Common Stock, will have the ability to avoid dilution of their aggregate percentage ownership of the Common Stock outstanding upon consummation thereof. While the Company presently intends to effect such a plan, there can be no assurance that such rights offering or distribution of Warrants plan will be effected or as to the terms and conditions thereof.

Conditions of the Exchange Offer. The Company obtained the consent of Marine to effect the Exchange Offer and issue the Subordinated Notes. However, there can be no assurance that Marine will provide any approval that may be requested by the Company in the future for the payment in cash of any installments of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Acceptance Results of the Exchange Offer. On December 28, 1998, the Company announced that it had completed its offer to exchange $25.94 principal amount of its newly-authorized Subordinated Notes for each outstanding share of its Series A Preferred Stock properly tendered to, and accepted by, the Company in accordance with the provisions of the Exchange Offer. At the expiration of the Exchange Offer on December 24, 1998, 415,273 shares of the Series A Preferred Stock (representing approximately 29.7% of the 1,400,000

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

shares of Series A Preferred Stock outstanding before the commencement of the Exchange Offer) had been properly tendered and accepted by the Company for exchange. No members of the Organized Group tendered any shares of the Series A Preferred Stock in the Exchange Offer.

The Subordinated Notes carry an interest rate of 8%, compounded semi-annually, for the first 36 months following December 30, 1998, the date of their issuance. During the quarter ended December 31, 1998, accrued interest expense, in the amount of approximately $2 thousand, was recognized for the one-day period from date of issuance of the Subordinated Notes to the end of the quarter. As a result of the tender of 415,273 shares of the Company's Series A Preferred Stock, assuming payment of interest on the Subordinated Notes by the issuance of additional Subordinated Notes, the Company will recognize additional interest expense of approximately $490,000 (approximately one-half year from December 30, 1998 to June 30, 1999), $968,000 and $1.05 million for the fiscal years ended June 30, 1999, 2000 and 2001, respectively.

The following table sets forth the changes to the Company's liabilities and stockholders' equity resulting from the exchange of 415,273 shares of Preferred Stock and the associated accrued preferred dividend (declared at June 30, 1996 but not paid) for approximately $10.8 million in Subordinated Notes (dollars in thousands):




                                                              Liabilities and                            Liabilities and
                                                              Stockholders'                               Stockholders'
                                                              Equity Prior to         Effect of           Equity After
                                                                Preferred             Preferred             Preferred
                                                                  Stock                 Stock                 Stock
                                                                 Exchange             Exchange              Exchange
                                                        -------------------- --------------------- ---------------------
Liabilities:

Increasing Rate Junior Subordinated Notes due
2006 (1)                                                $          -         $         10,555       $       10,555
Other borrowed funds                                            68,760                    -                 68,760
Other liabilities (2)                                           15,758               (389,318)              15,369
                                                        -------------------- --------------------- ---------------------
   Total liabilities                                            84,518                 10,166               94,684
                                                        -------------------- --------------------- ---------------------

Stockholders' Equity:
15% non-cumulative preferred stock, Series A par
value $1, liquidation value $25                         $        1,400       $           (415)      $          985
Common stock, par value $1                                       7,100                    -                  7,100
Additional paid-in capital                                     111,170                 (9,751)             101,419
Accumulated deficit                                            (10,870)                   -                (10,870)
Accumulated comprehensive income                                  (757)                   -                   (757)
                                                        -------------------- --------------------- ---------------------
Total Stockholders' Equity                                     108,043                (10,166)              97,877
                                                        -------------------- --------------------- ---------------------
Total Liabilities and Stockholders' Equity:             $      192,561       $            -         $      192,561
                                                        ==================== ===================== =====================



                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

(1) - The following table sets forth a reconciliation of the principal amount recognized under the line item caption Increasing Rate Junior Subordinated Notes due 2006 at December 31, 1998:


      Principal transferred from Stockholders' Equity and due to holders of the
      Subordinated Notes at December 31, 1998                                                    $    10,382

      Add: Preferred stock dividend transferred from other liabilities (2)                               389
                                                                                                 -----------
      Total amount transferred to Subordinated Notes and due to holders of the
      Subordinated Notes at December 31, 1998                                                         10,771

      Less: Discount adjustment necessary to provide a level yield over the
      estimated term of the debt (3)                                                                    (216)
                                                                                                 -----------
      Net amount transferred to Subordinated Notes at December 31, 1998                          $    10,555
                                                                                                 ===========


(2) - Amount deducted from other liabilities represents approximately 29.7% of the $1,312,500 preferred stock dividend declared but not paid at June 30, 1996. This amount was the portion of the total preferred stock dividend allocable to the exchanged shares, which were added to the principal amount of the Subordinated Notes outstanding at December 31, 1998 in accordance with the terms of the Exchange Offer.

(3) - The repayment structure of the Subordinated Notes, described above, includes both increasing rates at specified semi-annual periods and the potential for increasing outstanding principal balances each semi-annual period as interest payments are, at the option of the Company, made in the form of additional Subordinated Notes. Under generally accepted accounting principals ("GAAP"), the Company's periodic interest cost must be determined using the interest method based on the estimated outstanding term of the debt. Based upon this estimation of the debt term and an analysis of interest rates paid on similarly structured marketable debt securities, the Company has discounted the Subordinated Notes approximately $216,000 at December 31, 1998. The discount rate applied to determine this discount was 9.0%.


3. Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at December 31, 1998, the results of its operations for the three and six months ended December 31, 1998 and 1997 and the statements of changes in stockholders' equity and cash flows for the six months ended December 31, 1998 and 1997. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principals and practices in effect as of June 30, 1998, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1998.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments, investments in unconsolidated real estate partnerships are generally carried at cost, subject to periodic assessment of net realizable value. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged, as real estate charge-offs to operations of the current period.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of December 31, 1998, the results of operations for the three and six months ended December 31, 1998 and 1997, and changes in stockholders' equity and cash flows for the six months ended December 31, 1998 and 1997.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

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

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At December 31, 1998, the balance of stockholders' equity included a $757,000 unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At December 31, 1998 the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1998. As a result of this analysis, the Company recognized income tax expense in the amount of $145,000 and $314,000, during the three and six months ending December 31, 1998, respectively.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


4. Commitments, Contingencies and Other

As of December 31, 1998, the Company had deferred tax assets that were primarily attributable to federal income tax net operating loss carryforwards ("NOLs"), an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)


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


5. Regulatory capital requirements

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


6. Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS-130"). SFAS-130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement has had no effect on the Company's net income or stockholders' equity. SFAS-130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS-130.

During the three and six months ended December 31, 1998, total comprehensive income was $430 and $768, respectively. During the three and six months ended December 31, 1997, total comprehensive income (loss) was $(1,066) and $(1,455), respectively.




                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


      Components of Comprehensive Income (Unaudited):

                                                       Three months ended December 31,
                                                          1998                       1997
                                                   ------------------         -----------------

      Net income                                          $       242                $   (1,245)
      Unrealized gains (losses) on securities                     281                       179
                                                   ------------------         -----------------
      Comprehensive income                                $       523                $   (1,066)
                                                   ==================         =================

                                                            Six months ended December 31,
                                                          1998                       1997
                                                   ------------------         -----------------

      Net income                                          $       692                $   (1,634)
      Unrealized gains (losses) on securities                     169                       179
                                                   ------------------         -----------------
      Comprehensive income                                $       861                $   (1,455)
                                                   ==================         =================


      Components of Accumulated Comprehensive Income (Unaudited):

                                                       December 31,               June 30,
                                                          1998                      1998

                                                   ------------------         -----------------

      Unrealized losses on securities                     $      (757)               $     (926)
                                                   ------------------         -----------------
      Accumulated comprehensive income                    $      (757)               $     (926)
                                                   ==================         =================


7. Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and six months ended December 31, 1998 and 1997, respectively. The Company had no securities outstanding that were convertible to common stock at December 31, 1998 or 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS-128"), which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method it previously used to compute earnings per share and to restate all prior periods. Under the new requirements of SFAS-128, the dilutive effect of stock options was excluded. The implementation of SFAS-128 has not had any effect upon the Company's reported primary earnings per share for the three and six month periods ended December 31, 1998 and 1997, or for the fiscal years ended June 30, 1998, 1997 and 1996.

8. Legal Proceedings

On October 27, 1998, 11 holders of Series A Preferred Stock who claim to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the then outstanding shares) of Series A Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action" ), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action (the "Allegations") alleged, among other things, that (i) the Defendants breached the Certificate of Designations relating to the Series A Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the Certificate of

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                             (dollars in thousands)
                                   (Unaudited)

Designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL, (iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the Defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the Certificate of Designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the Certificate of Designations were ultra vires and should be declared void and
(vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the Action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The plaintiffs responded to the motion and the motion is scheduled to be addressed by the court on February 23, 1999.


9. Subsequent Events

As disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, dated September 21, 1998, the Company had been engaged in discussions with the FDIC related to deposit insurance premiums that the FDIC had asserted were due from the Company following the Branch Sale.

The Company transferred substantially all its deposits to Marine in connection with the Branch Sale on June 28, 1996, and had not paid any FDIC deposit insurance assessments for any assessment period following the Branch Sale. The FDIC had asserted that the Company is liable for unpaid deposit insurance assessments, plus accrued interest attributable to the Transferred Deposits and certain other retained deposit liabilities for the semi-annual assessment period that began on July 30, 1996 and ended on December 31, 1996 (the "Assessment Period"). During the Assessment Period, the Company maintained only a minimal amount of deposits. Therefore, the Company pursued administrative discussions with the FDIC to have the FDIC withdraw its assertion that the Company is liable for the deposit insurance assessment on the Transferred Deposits. If the Company were to be unsuccessful in changing the FDIC's position with respect to this matter, it would have been required to pay the contested assessment, together with applicable interest.

On February 4, 1999, the Company and the FDIC reached a final settlement agreement concerning this issue. Under this final settlement agreement the Company will be required to pay the FDIC $1 thousand in administrative cost reimbursements. As a result of this agreement, the matter has been closed and each party has waived the right to further assertions related to this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition:

At December 31, 1998 the consolidated assets of the Company totaled $192.6 million, an increase of $1.7 million, or 0.9% from June 30, 1998.

Real estate held for investment, net of accumulated depreciation, declined $4.0 million, or 4.9%, from $82.8 million at June 30, 1998 to $78.8 million at December 31, 1998. The decline in real estate held for investment, net of accumulated depreciation, at December 31, 1998 was attributable to gross sales of $2.7 million (for which gains of $658,000 were recognized, thereby reducing the recorded value of the asset by $2.0 million), depreciation charges of $1.2 million and transfers of $858,000 to real estate held for disposal, partially offset by capitalized additions of $116,000. Of the $2.7 million in sales of real estate held for investment, $2.3 million related to a shopping center complex in New York City for which a net gain in the amount of $304,000 was recognized in the quarter ended December 31, 1998, and $496,000 related to the sale of a condominium unit at one of the Company's multi-family housing projects for which a gain in the amount of $354,000 was recognized in the quarter ended December 31, 1998.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), decreased $1.6 million, or 45.2%, from $3.6 million at June 30, 1998 to $2.0 million at December 31, 1998. During the quarter ended December 31, 1998, the Company sold a multi-car parking garage adjacent to its office complex real estate investment in Atlanta, GA. The parking garage was sold for approximately $1.6 million for which the Company recognized a gain on that sale in the amount of $523,000 (thereby reducing the recorded value of the asset by $1.1 million). During the six months ended December 31, 1998, sales of real estate held for disposal also consisted of apartment units sold from inventory held for disposal at June 30, 1998. Such sales totaled $1.7 million during the six months ended December 31, 1998. Offsetting the effects of the sales on the book value of real estate held for disposal, net at December 31, 1998 were transfers of additional apartment units from real estate held for investment, net totaling $858,000 and additional capitalized fundings of $324,000. Apartment units transferred into real estate held for disposal during the six months ended December 31, 1998 are expected to be sold within the next twelve months.

Total loans receivable secured by real estate, net of the related allowance for possible credit losses declined $4.0 million, or 7.0%, from $57.1 million at June 30, 1998 to $53.1 million at December 31, 1998. The $4.0 million decline in real estate loans, net, during the six months ended December 31, 1998, was attributable to a decline in loans receivable, secured by real estate of $3.4 million and a decline in loans sold with recourse, net of $2.0 million, partially offset by a decline in the related allowance for possible credit losses of $1.4 million.

The Company's loans secured by real estate decreased by $3.4 million, or 5.7%, from $59.0 million at June 30, 1998 to $55.6 million at December 31, 1998. During the six months ended December 31, 1998, the Company received payments in satisfaction of $3.5 million in loans secured by real estate, recognizing a net gain of $500,000. This decrease in loans secured by real estate, net was partially offset by $138,000 in loan fundings advanced during the six month period.

The Company's loans sold with recourse, net decreased by $2.0 million, or 12.6%, from $15.8 million, at June 30, 1998 to $13.8 million at December 31, 1998. During the six months ended December 31, 1998, the Company sold $1.8 million in loans sold with recourse, net, which was partially offset by additional asset fundings of $855,000. In addition, $1.1 million in losses related to the asset sales were charged against the allowance for possible credit losses, thereby reducing the remaining book value of loans sold with recourse, net and the allowance for possible credit losses by that amount.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $1.4 million, or 7.7%, from $17.7 million, at June 30, 1998 to $16.3 million at December 31, 1998. The decrease resulted from chargeoffs of $1.2 million net of recoveries of $330,000 for asset disposition transactions previously provided for at June 30, 1998. In addition, the allowance for possible credit losses was reduced during the six months ended December 31, 1998 by $500,000 when a junior subordinated participation loan secured by real estate, that had been fully reserved for at June 30, 1998, was repaid in full. As a result of this transaction, the allowance for possible credit losses was reduced by $500,000 and a gain of $500,000 was recognized. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At December 31, 1998, the allowance for possible credit losses was 29.4% of real estate loans as compared to 30.0% at June 30, 1998.

Cash and due from banks increased by $1.8 million, or 14.5%, from $12.5 million at June 30, 1998 to $14.3 million at December 31, 1998. Allocations to restricted cash, scheduled asset fundings and the payment of operating expenses were exceeded by the total operating revenues and asset sales proceeds, resulting in the increase in unrestricted cash during the six months ended December 31, 1998.

At December 31, 1998, Marine had restricted a total of approximately $28.5 million in funds, held on deposit at Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. Marine had restricted approximately $19.6 million at June 30, 1998. Restricted funds held by Marine are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility Agreements. See "Liquidity and Capital Resources," below.

Commercial and consumer loans, net of the related allowance for loan losses, totaled $8.0 million at December 31, 1998, a decrease of $100,000, or 1.4%, from the June 30, 1998 balance of $8.1 million. This decrease was primarily the result of the effects of normal amortization and prepayment of individual loans in the portfolio.

Other liabilities totaled $15.4 million at December 31, 1998, an increase of $402,000, or 2.7%, from the June 30, 1998 balance of $15.0 million. The net increase in other liabilities during the six months ended December 31, 1998, as compared to the same period in the previous year, was related to the relative timing of payments for certain accrued liabilities during the current and previous fiscal years.

During the six months ended December 31, 1998, total stockholders' equity decreased by $9.3 million, or 8.7% to $97.9 million, as compared with $107.2 million at June 30, 1998. This decrease was primarily due to the effects of the Company's Preferred Stock Exchange Offer (the "Exchange Offer") whereby the Company exchanged 415,273 shares of its 15% non-cumulative preferred stock, Series A, for $10.8 million (discounted to $10.6 million) in newly-issued Increasing Rate Junior Subordinated Notes due 2006 (the "Subordinated Notes," see Note 2 to the Consolidated Financial Statements). Of the $10.8 million in Subordinated Notes issued at December 31, 1998, $10.4 million (discounted to $10.2 million) was transferred from Stockholders' Equity. This $10.2 million net decline in Stockholders' Equity was partially offset by the net income recorded for the six months ended December 31, 1998 in the amount of $692,000, and by an increase in the securities valuation account (allowance for unrealized losses on marketable securities) of $169,000. The following table summarizes the calculation of the Company's book value per share at December 31, 1998 and June 30, 1998 (dollars in thousands):


                                                                    December 31,               June 30,
                                                                        1998                     1998
                                                            ----------------------   ----------------------

      Total stockholders' equity                                  $         97,877         $        107,183

      Less: liquidation value of preferred stock
      ($25 per share, 984,727 shares  outstanding at
      December 31, 1998 and 1,400,000 outstanding
      at June 30, 1998                                                      24,618                   35,000
                                                            ----------------------   ----------------------
      Net stockholders' equity                                    $         73,259         $         72,183
                                                            ======================   ======================

      Total shares of Common Stock issued and
      outstanding                                                        7,100,000                7,100,000

                  Book value per share                            $        10.32           $        10.17
                                                            ======================   ======================


Results of Operations:

General. The Company reported net income attributable to common shares of $242,000, or $0.03 per share and $692,000, or $0.10 per share, for the three and six months ended December 31, 1998, respectively. For the same periods in 1997, the Company reported net losses of $1.2 million, or $(0.18) per share and $1.6 million, or $(0.23) per share, respectively.

The primary reason for the increase in the Company's net operating results for the quarter and six months ended December 31, 1998, as compared to the same three and six month periods in the previous year, was the recording of other property income of $1.3 million and $1.8 million, respectively, in the three and six months ended December 31, 1998, an increase of $1.4 million and $3.2 million, respectively, as compared with a net loss from other property operations of $89,000 and $1.4 million, respectively, in the same three and six month periods of the previous year. In addition, contingent participation revenues increased $231,000 to $1.0 million in the six months ended December 31, 1998, as compared to $769,000 in the same six month period of the previous year.

Interest expense also declined $548,000 and $775,000, in the three and six months ended December 31, 1998, respectively, as compared with the same periods in the previous year. Interest expense declined from $1.6 million and $3.2 million in the three and six month periods ended December 31, 1997, respectively, to $1.0 million and $2.4 million during the same three and six month periods of the current year.

Other expenses also declined $262,000 and $1.1 million in the three and six months ended December 31, 1998, respectively, as compared with the same periods in the previous year. Other expenses declined from $1.6 million and $3.3 million in the three and six month periods ended December 31, 1997, respectively, to $1.3 million and $2.2 million during the same three and six month periods of the current year.

Partially offsetting the effects of increased other property income, increased contingent participation revenues and reduced interest and operating expenses on the results of operations reported for the three and six months ended December 31, 1998, as compared to the same three and six month periods of the previous year, were reductions in net rental operations and net gains on sales of investment securities of $61,000 and $2.1 million, respectively. Net rental operations declined from $571,000 and $1.5 million in the three and six month periods ended December 31, 1997, respectively, to $510,000 and $1.1 million in the same six month period of the current year, respectively. In addition, net gains on sales of investment securities declined from $1.7 million in the six month period ended December 31, 1997 to $0 during the same six month period in 1998

Net Rental Operations. For the three months ended December 31, 1998, net rental operations resulted in income of $510,000, a decrease of $61,000, or 10.7%, from $571,000 for the same three month period in the previous year. The primary reason for the decline in net rental operations income was the recognition of $554,000 in depreciation expense attributable to real estate held for investment in excess of the amount recognized in the same period of the previous year. Excluding the $554,000 increase in depreciation charges recorded in the quarter ended December 31, 1998, as compared with the same quarter in the previous year, income from rental operations increased $493,000, or 86.3%, in the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

For the three months ended December 31, 1998, depreciation charges associated with real estate held for investment were $608,000, an increase of $554,000, or 1,025.9%, as compared with depreciation charges associated with real estate held for investment in the quarter ended December 31, 1997 of $52,000. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. Of the $608,000 in depreciation charges recorded in the three months ended December 31, 1998, approximately $554,000 represents depreciation of the capitalized costs of the real estate held for investment (less land value) for five of the Company's six real estate assets from the period October 1, 1998, to December 31, 1998. The remaining $54,000 in depreciation charges recorded during the quarter ended December 31, 1998 were for the sixth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by SFAS-121, for all real estate held for investment, net that had not been subject to depreciation charges in prior periods.

For the six months ended December 31, 1998, net rental operations resulted in income of $1.1 million, a decrease of $391,000, or 25.6%, from $1.5 million for the same six month period in the previous year. The primary reason for the decline in net rental operations income was the recognition of $1.1 million in depreciation expense attributable to real estate held for investment in excess of the amount recognized in the same period of the previous year. Excluding the $1.1 million increase in depreciation charges recorded in the quarter ended
December 31, 1998, as compared with the same quarter in the previous year, income from rental operations increased $690,000, or 45.1%, in the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

For the six months ended December 31, 1998, depreciation charges associated with real estate held for investment were $1.2 million, an increase of $1.1 million, or 1,039.4%, as compared with depreciation charges associated with real estate held for investment in the six months ended December 31, 1997 of $104,000. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. Of the $1.2 million in depreciation charges recorded in the six months ended December 31, 1998, approximately $1.1 million represents depreciation of the capitalized costs of the real estate held for investment (less land value) for five of the Company's six real estate assets from the period July 1, 1998, to December 31, 1998. The remaining $104,000 in depreciation charges recorded during the quarter ended December 31, 1998 were for the sixth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators.

Other Property Income (Expense). Total other property income (expense) was $1.3 million for the quarter ended December 31, 1998, an increase of $1.4 million, as compared with a net loss of $89,000 in the quarter ended December 31, 1997. For the quarter ended December 31, 1998, the $1.2 million income was primarily attributable to the sale of $2.7 million of real estate held for investment, of which $2.3 million related to a shopping center complex in New York City for which a net gain in the amount of $304,000 was recognized, $496,000 related to the sale of a condominium unit at one of the Company's multi-family housing projects for which a gain in the amount of $354,000 was recognized, and the sale of multi-car parking garage adjacent to the Company's office complex real estate investment in Atlanta, GA for approximately $1.7 million for which a gain of $523,000 was recognized. In addition, during the three months ended December 31, 1998, the Company recorded a gain in the amount of $106,000 related to the recovery of certain sales proceeds related to a real estate joint venture that had been fully written off in prior years.

Total other property income (expense) was $1.8 million for the six months ended December 31, 1998, an increase of $3.2 million, as compared with a net loss of $1.4 million in the six months ended December 31, 1997. The $1.8 million in other property income (expense) recorded in the six month period ended December 31, 1998 was due to the $1.2 million in gains from sales of real estate recorded during the quarter ended December 31, 1998 (described above) and to the recognition of a gain of $500,000, in the quarter ended September 30, 1998, resulting from the full satisfaction of a junior subordinated participation loan secured by real estate which had been fully reserved for in prior periods. In addition, during the three months ended December 31, 1998, the Company recorded a gain in the amount of $106,000 related to the recovery of certain sales proceeds related to a real estate joint venture that had been fully written off in prior years.

For the six months ended December 31, 1997, the net loss of $1.4 million in other property income was primarily attributable to losses on the sale of real estate in the amount of $914,000 and a write down of a real estate joint venture asset in the amount of $350,000. The loss on the sale of real estate, recorded in the quarter ended September 30, 1997, was primarily attributable to the sale of one real estate property with a book value of $3.3 million, which resulted in a net loss of $932,000.

Interest Income. For the three months ended December 31, 1998, total interest income, net of provisions for possible credit losses, was $859,000, a decline of $605,000, or 41.3%, from $1.5 million for the same quarter in the previous year. Loan interest declined $636,000, or 46.5%, in the quarter ended December 31, 1998 as compared with the same quarter in the previous year due to reduced average balances for loan assets resulting from dispositions and the effects of normal amortization and repayment activity. This decline in interest income from loan assets was partially offset by other interest income, which increased $31,000 in the quarter ended December 31, 1998 as compared with the quarter ended December 31, 1997. The increase in other interest income in the quarter ended December 31, 1998, as compared with the same quarter in the previous year was primarily due to increased average cash balances in the quarter ended December 31, 1998, partially offset by declines in the prevailing money market interest rates earned on those assets.

For the six months ended December 31, 1998, total interest income, net of provisions for possible credit losses, was $1.7 million, a decline of $619,000, or 26.4%, from $2.3 million for the same six month period in the previous year. Loan interest declined $763,000, or 35.7%, in the six month period ended December 31, 1998 as compared with the same six month period in the previous year due to reduced average balances for loan assets resulting from dispositions and the effects of normal amortization and repayment activity. This decline in interest income from loan assets was partially offset by other interest income, which increased $199,000 in the six month period ended December 31, 1998 as compared with the six month period ended December 31, 1997. The increase in other interest income in the six months ended December 31, 1998, as compared with the same six month period in the previous year was primarily due to increased average cash balances in the quarter ended December 31, 1998, partially offset by declines in the prevailing money market interest rates earned on those assets.

Contingent Participation Revenues. The Company realized contingent participation revenues of $1.0 million and $769,000 in the six months ended December 31, 1998 and 1997, respectively. The Company may realize contingent participation income when a loan secured by real estate's underlying collateral property achieves a level of predetermined economic performance sufficient to activate contingency clauses in the loan agreement that allow the Company to share, on a limited basis, in the economic performance of the collateral property. The Company recognizes such revenues in the period when the loan is repaid and the terms of all additional contingent payments are finalized.

Contingent participation revenues of $1.0 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior participation loan had been sold to Marine on June 28, 1996 and the junior subordinated participation loan was fully reserved for on the Company's books following the Branch Sale. The full repayment of the junior subordinated participation loan resulted in the recognition of an additional gain in the amount of $500,000 during the quarter ended September 30, 1998. See "Other Property Income (Expense)," above.

During the quarter ended September 30, 1997, contingent participation revenues of $769,000 were realized on one junior participation loan, which was paid in full during the period. A portion of the loan had been sold to Marine on June 28, 1996 as part of the Branch Sale. The Company had retained a contingent interest in the underlying property's economic performance and an interest in the loan's unpaid principal balance approximating $10.1 million following the Branch Sale.

At December 31, 1998, the Company had a remaining contingent interest in two junior subordinated participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Interest Expense. During the three months ended December 31, 1998, the Company recorded interest expenses in the amount of $1.0 million, a decline of $548,000, or 35.0%, as compared with interest expenses of $1.6 million in the same quarter of the previous year. Interest expenses declined in the quarter ended December 31, 1998 as compared with the quarter ended December 31, 1997, primarily as a result of declines in the average amount borrowed by the Company. During the quarter ended December 31, 1998, the Company borrowed an average of $68.8 million, a decline of $6.6 million, or 8.8%, as compared with average borrowings of $75.4 million during the quarter ended December 31, 1997. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1998 primarily as a result of asset dispositions.

During the six months ended December 31, 1998, the Company recorded interest expenses in the amount of $2.4 million, a decline of $775,000, or 24.0%, as compared with interest expenses of $3.2 million in the same six month period of the previous year. Interest expenses declined in the quarter ended December 31, 1998 as compared with the quarter ended December 31, 1997, primarily as a result of declines in the average amount borrowed by the Company. During the six months ended December 31, 1998, the Company borrowed an average of $68.8 million, a decline of $8.6 million, or 10.8%, as compared with average borrowings of $77.5 million during the six months ended December 31, 1997. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1998 primarily as a result of asset dispositions.

The average interest rate paid to Marine on borrowed funds declined from 8.15% and 8.19% for the three and six months ended December 31, 1997, respectively, to 6.57% and 7.02% for the same three and six month periods in the current year, respectively. The decline in rates paid to Marine in the three and six month periods ended December 31, 1998, as compared with the same periods in the previous year, was primarily due to a negotiated restructuring of the Company's interest rate schedules with Marine. Under the terms of the restructured rate schedule agreements with Marine, which became effective October 1, 1998, the Company will receive interest rate reductions against its borrowed funds interest expense for certain compensating balances held in bank accounts with Marine. The interest expense rate reductions received under the new rate schedule agreement with Marine will be in lieu of interest income formerly earned on those deposited funds. This new rate schedule agreement with Marine reduced the Company's interest earned on deposits with Marine approximately $225,000 in the quarter ended December 31, 1998 as compared with the previous quarter. This was more than offset by a reduction in interest expense on borrowed funds of approximately $270,000, as compared with the interest expense that would have been paid to Marine under the previous rate schedule agreement. The new rate schedule agreement with Marine is expected to have a similar positive effect on the Company's net interest margin (interest income less interest expense) in future periods.

Other Expenses. During the quarter ended December 31, 1998, the Company recorded total other expenses in the amount of $1.3 million, a decline of $262,000, or 16.6%, as compared with other expenses of $1.6 million in the same quarter of the previous year. Other expenses declined in the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, primarily as a result of declines in salaries and employee benefits expenses of $167,000.

Salaries and employee benefits expense declined in the three months ended December 31, 1998, as compared with the same period in the previous year, as a result of the continued reduction of staff employed by the Company. At December 31, 1998, the Company employed one full time employee engaged in administrative duties.

During the six months ended December 31, 1998, the Company recorded total other expenses in the amount of $2.2 million, a decline of $1.1 million, or 31.9%, as compared with other expenses of $3.3 million in the same six month period of the previous year. Other expenses declined in the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, primarily as a result of declines in salaries and employee benefits expenses and legal and professional fees of $322,000 and $570,000, respectively.

Salaries and employee benefits expense declined in the six months ended December 31, 1998, as compared with the same period in the previous year, as a result of the continued reduction of staff employed by the Company. At December 31, 1998, the Company employed one full time employee engaged in administrative duties.

Legal and professional fees expense decreased $570,000, or 42.5%, to $771,000 during the six months ended December 31, 1998 from $1.3 million during the same six month period in the previous year, primarily as a result of the reduction of professional fees incurred in connection with the Reorganization described in
Note 1. The Company accrued and paid $290,000 and $159,000, respectively, in the quarter ended December 31, 1997 and $0 and $0, respectively in the quarter ended December 31, 1998, for legal and professional fees associated with the Reorganization. In addition to this $290,000 reduction in accrued professional fees related to the Reorganization, the Company incurred approximately $253,000 more in other professional fees during the six months ended December 31, 1997 than in the same quarter of the current year. The additional fees incurred in the six months ended December 31, 1997, as compared with the same quarter of the current year, primarily related to services such as actuarial evaluations and tax preparation which were primarily related to the finalization of the Company's employee- and tax-related affairs as a business entity that had operated as an insured depository institution.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the quarter ended December 31, 1998, the Company accrued $670,000 in fees payable to the Management Company, of which $57,000 related to fees incurred for the successful disposition of assets. During the quarter ended December 31, 1997, the Company accrued $678,000 in fees payable to the Management Company, of which $19,000 related to fees incurred for the successful disposition of assets.

During the six months ended December 31, 1998, the Company accrued $1.3 million in fees payable to the Management Company, of which $102,000 related to fees incurred for the successful disposition of assets. During the six months ended December 31, 1997, the Company accrued $1.5 million in fees payable to the Management Company, of which $140,000 related to fees incurred for the successful disposition of assets. At December 31, 1998 the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating approximately $1.4 million.

Other Income (Expense). The Company did not recognize any other income (expense) in the three or six months ended December 31, 1998, a decrease of $1.7 million as compared with the same six month period of the previous year. Other income (expense) in the six months ended December 31, 1997 was primarily due to the $1.8 million recorded gain on sale of the Company's largest preferred stock holding, with a book value of approximately $5.0 million.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for the three and six month periods ended December 31, 1998 and 1997. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and six months ended December 31, 1998, the Company recorded a net provision for income taxes of $145,000 and $314,000, respectively. During the three and six months ended December 31, 1997, the Company recorded a net provision for income taxes of $50,000 and $101,000, respectively. The increase in income taxes recorded during the three and six month periods ended December 31, 1998 as compared with the same three and six month periods of the previous year, primarily reflects the effects of operations and asset dispositions on its current state and local income tax liabilities at December 31, 1998 and 1997, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for scheduled debt repayments, operating expenses (including current income taxes payable) and for development costs related to certain real estate projects.

At December 31, 1998, the Company had $68.8 million in borrowed funds. In connection with the Branch Sale, the Company obtained financing with Marine (Initial Facilities) totaling $89.8 million. At September 30, 1998, the remaining outstanding balance of the Initial Facilities due to Marine was $60.6 million.

Borrowed Funds related to Asset Sale Transactions amounted to $8.2 million at December 31, 1998. The Company actively monitors and manages its cash inflows and outflows in an attempt to maximize payment of its debt obligations to Marine and to invest, to the extent possible, all cash balances.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets. Liquidity for this purpose is defined as unrestricted cash. At December 31, 1998, the Company's liquidity ratio, as so defined, amounted to 7.5% which was within the maintenance range.


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

SFAS No. 130. As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS-130"). SFAS-130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement has had no effect on the Company's net income or stockholders' equity. SFAS-130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

SFAS No. 133. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS-133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.


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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On October 27, 1998, 11 holders of Series A Preferred Stock who claim to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the then outstanding shares) of Series A Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action" ), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action (the "Allegations") alleged, among other things, that (i) the Defendants breached the Certificate of Designations relating to the Series A Preferred Stock by fraudulently transferring assets of River Bank America ("River Bank") and by illegally amending the Certificate of Designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the New York Banking Law (the "NYBL") by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL, (iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the Defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the Certificate of Designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the Certificate of Designations were ultra vires and should be declared void and (vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the Action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The plaintiffs responded to the motion and the motion is scheduled to be addressed by the court on February 23, 1999.


Item 2. Changes in Securities

(c) On December 30, 1998, the Company issued an aggregate of $10,771,000 principal amount of its newly-authorized Increasing Rate Junior Subordinated Notes due 2006 ("Subordinated Notes") in exchange for 415,273 shares of the Company's outstanding 15% Non-Cumulative Perpetual Preferred Stock, Series A, par value $1.00 ("Series A Preferred Stock") upon consummation of an Exchange Offer made by the Company to holders of the Series A Preferred Stock. No commissions or other remuneration were paid or given directly or indirectly for soliciting such exchange which was made with existing security holders of the Company exclusively. Exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), with respect to the issuance of the Subordinated Notes is claimed pursuant to Section 3 (a) (9) of the Act.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Securities Holders

None.


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q:

                 4.1 Conformed Copy of Indenture, dated as of December 30, 1998, by and between the Company and LaSalle National Bank, as Trustee (the "Indenture" (filed as Exhibit
                          (b) (2) to the Company's Schedule 13-E4/A Issuer Tender Offer Statement Dated December 31, 1998 and incorporated herein by reference).

                 4.2 First Supplemental Indenture, dated as of February 1, 1999, to the Indenture.

                 27.1     Financial Data Schedule


         (b)     Reports on Form 8-K

                 (1) Form 8-K, dated October 27, 1998, reporting under Item 5 information disclosed in Part II, Item 1 of the Form 10-Q, as filed on November 4, 1998.

                 (2) Form 8-K, dated January 6, 1999, reporting under Item 5, information with respect to the completion of the Preferred Stock Exchange Offer.




SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RB ASSET, INC.
                                    (Registrant)


Date: February 10, 1999     By: /s/ Nelson L. Stephenson
      -----------------        ------------------------
                               Nelson L. Stephenson
                               President and Chief Executive Officer (principal
                               executive and principal financial officer)