Form 10-Q
period 1999-03-31
RB ASSET INC
filed 1999-05-17
CIK 1047958

================================================================================

      As filed with the Securities and Exchange Commission on May 17, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1999

                                       OR

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period From             To
                                          -----------    -------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes /X/ No /  /



The number of shares outstanding of the Registrant's Common Stock as of May 15, 1999 was 7,100,000. The number of shares outstanding of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A as of May 15, 1999 was 951,777.


================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
INDEX

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                                Consolidated  Statements of Financial  Condition
                                as of March 31,  1999  (unaudited)  and June 30,
                                1998..............................................   3

                                Consolidated  Statements of  Operations  for the
                                three and nine  months  ended March 31, 1999 and
                                1998 (unaudited) .................................   4

                                Consolidated    Statements    of    Changes   in
                                Stockholders'  Equity for the nine months  ended
                                March  31,  1999 and  1998 (unaudited) ...........   5

                                Consolidated  Statements  of Cash  Flows for the
                                nine   months   ended   March   31,   1999   and
                                1998(unaudited)...................................   6

                                Notes to the Consolidated Financial Statements....   8


              Item 2.      Management's  Discussion  and  Analysis of  Financial
                           Condition and the Results of Operations................  18

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings .....................................  27

              Item 2.      Changes in Securities .................................  27

              Item 3.      Defaults Upon Senior Securities .......................  27

              Item 4.      Submissions of Matters to a Vote of Securities Holder..  27

              Item 5.      Other Information .....................................  27

              Item 6.      Exhibits and Reports ..................................  27

SIGNATURES........................................................................  28


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 1999 and June 30, 1998
                             (Dollars in Thousands)

                                     Assets

                                                                 (Unaudited)
                                                                   March 31,    June 30,
                                                                    1999         1998
                                                                  ------         ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $2,696 and $583, respectively               $  79,248    $  82,835

Real estate held for disposal                                      2,000        5,013
      Allowance for fair market value reserve under SFAS-121           -       (1,363)
                                                               ---------    ---------
           Total real estate held for disposal, net                2,000        3,650

Real estate loans receivable:
      Secured by real estate                                      54,013       59,006
      Loans sold with recourse, net                               13,976       15,781
      Allowance for possible credit losses                       (16,213)     (17,697)
                                                               ---------    ---------
           Total loans receivable, net                            51,776       57,090

Investments in joint ventures                                      1,536        1,536
                                                               ---------    ---------
     Total real estate assets                                    134,560      145,111

Cash, due from banks and cash equivalents                         14,824       12,532
Cash, due from banks - restricted                                 11,734       19,555
Investment securities available for sale                           1,283        1,373
Commercial and consumer loans                                     10,322       10,431
  Allowance for possible credit losses                            (2,340)      (2,340)
                                                               ---------    ---------
Commercial and consumer loans, net                                 7,982        8,091
Other assets                                                       5,414        4,248
        Total Assets                                           $ 175,797    $ 190,910
                                                               =========    =========

                      Liabilities and Stockholders' Equity

Liabilities:
Increasing Rate Junior Subordinated Notes due 2006             $  11,409    $       -
Other borrowed funds                                              52,664       68,760
Other liabilities                                                 14,966       14,967
        Total Liabilities                                         79,039       83,727
                                                               ---------     --------

Stockholders' equity:
15% non-cumulative preferred stock, Series A par value $1,
liquidation value $25 (1,400,000 shares authorized, 951,777
issued and outstanding at March 31, 1999, 1,400,000
issued and outstanding at June 30, 1998)                             952        1,400

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at March 31,
1999 and June 30, 1998)                                            7,100        7,100

Additional paid in capital                                       100,646      111,170
Accumulated deficit                                              (10,924)     (11,561)
Accumulated comprehensive income                                  (1,016)        (926)
                                                             -----------    ---------
        Total Stockholders' Equity                                96,758      107,183

Total Liabilities and Stockholders' Equity                     $ 175,797    $ 190,910
                                                               =========    =========

See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                                  CONSOLIDATED
                        STATEMENTS OF OPERATIONS For the
                        Three and Nine Months Ended March
                                31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                    Three months ended        Nine months ended
                                                                          March 31,               March 31,
                                                                    ------------------        -----------------
                                                                   1999         1998          1999          1998

REVENUE:
Rental revenue and operations:
     Rental income and other property revenue                    $3,696       $3,418       $11,210       $10,027
     Property operating and maintenance expense                  (2,497)      (3,073)       (7,687)       (8,047)
     Depreciation - real estate held for investment                (582)         (52)       (1,767)         (156)
                                                               --------     --------       -------       -------
  Net rental operations                                             617          293         1,756         1,824

Other property income (expense):
     Net gain/(loss) on sale of real estate                         997          (99)        2,729        (1,102)
     Recovery (writedown) of investments in real estate               -         (756)          106        (1,106)
                                                               --------     --------       -------       -------
Total other property income/ (expense)                              997         (855)        2,835        (2,208)

Other income:
   Interest income:
     Loans receivable                                               591          945         1,964         3,081
     Investment securities                                            -            -             -            55
     Money market investments and other                             123          130           476           284
                                                                -------      -------       -------        ------
        Total interest income                                       714        1,075         2,440         3,420

     Realization of contingent participation revenues                 -        2,586         1,000         3,355
                                                                -------      -------       -------        ------
Total other income                                                  714        3,661         3,440         6,775
                                                                -------      -------       -------        ------
     Total revenues                                               2,328        3,099         8,031         6,391
                                                                -------      -------       -------        ------

EXPENSES:
  Interest expense:
     Increasing Rate Junior Subordinated Notes due 2006             246            -           248             -
     Other borrowed funds                                           928        1,473         3,342         4,645
     Other                                                           11           23            44            75
                                                                -------      -------       -------        ------
        Total interest expense                                    1,185        1,496         3,634         4,720

  Other expenses:
     Salaries and employee benefits                                  32          300           140           730
     Legal and professional fees                                    347          695         1,118         2,036
     Management fees                                                613          612         1,844         1,942
     Other                                                           87           69           225           265
                                                                -------      -------       -------        ------
       Total other expenses                                       1,079        1,676         3,327         4,973

     Total expenses                                               2,264        3,172         6,961         9,693
                                                                  -----        -----         -----         -----

Income (loss) before other income (expense) and before
                                                                -------      -------       -------        ------
  provision for income taxes                                         64          (73)        1,070        (3,302)

Other income (expense):
     Net gains (losses) on sales of investment securities             -            -             -         1,697
                                                                -------      -------       -------        ------
Total other income (expense)                                          -            -             -         1,697

Net income / (loss) after other income (expense) and before
                                                                -------      -------       -------        ------
  provision for income taxes                                         64          (73)        1,070        (1,605)

Provision for income taxes                                          118          125           432           226
                                                                -------      -------       -------        ------
Net income / (loss)                                                 (54)        (198)          638        (1,831)

Dividends declared on preferred stock                                 -            -             -             -
                                                                -------      -------       -------        ------
Net income / (loss) applicable to common stock                     $(54)       $(198)         $638       $(1,831)
                                                                =======      =======       =======      ========
Basic and diluted income / (loss) per common share               $(0.01)      $(0.03)        $0.09        $(0.26)
                                                                =======      =======       =======      ========

See Notes to Consolidated Financial Statements

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine months ended March 31, 1999 and 1998
                             (dollars in Thousands)
                                   (Unaudited)


                                              Series A
                                              Non-
                                              cumulative
                                              Perpetual                   Additional       Retained
                                              Preferred       Common        Paid-in        Earnings
                                              Stock           Stock         Capital        (Deficit)
                                              ----------   ------------  ------------   -------------

Balances at June 30, 1997                     $  1,400     $  7,100      $  111,170     $ (10,055)

Net loss for the nine months ended
March 31, 1997                                       -            -               -        (1,832)

Preferred stock dividends payable                    -            -               -             -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale                -            -               -             -
                                              ----------   ----------    ----------     ----------

Balances at March 31, 1998                    $  1,400     $  7,100      $  111,170     $ (11,887)
                                              ==========   ==========    ============   =============

Balances at June 30, 1998                     $  1,400     $  7,100      $  111,170     $ (11,561)

Net income for the nine months
ended March 31, 1999                                 -            -               -           638

Preferred stock dividends payable                    -            -               -             -

Reduction in Stockholder's Equity
resulting from the Preferred Stock
Exchange Offer (Note 2)                           (448)           -         (10,524)

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale                -            -               -             -
                                              ----------   ----------    ----------     ----------

Balances at March 31, 1999                    $    952     $  7,100      $  100,646     $ (10,924)
                                              ==========   ==========    ============   =============


See notes to Consolidated Financial Statements






                                        Accumulated        Total
                                       Comprehensive    Stockholders'
                                          Income            Equity
                                       --------------   --------------

Balances at June 30, 1997                 $ (1,105)     $ 108,510

Net loss for the nine months ended
March 31, 1997                                   -         (1,832)

Preferred stock dividends payable                -              -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale           90             90


Balances at March 31, 1998                $ (1,015)     $ 106,768
                                          =========     =========

Balances at June 30, 1998                 $   (926)     $ 107,183

Net income for the nine months
ended March 31, 1999                             -            638
Preferred stock dividends payable                -              -

Reduction in Stockholder's Equity
resulting from the Preferred Stock
Exchange Offer (Note 2)                    (10,972)

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          (90)           (90)
                                          --------      ---------

Balances at March 31, 1999                $ (1,016)     $  96,758
                                          ========      =========

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 1999 and 1998
                             (dollars in thousands)
                                   (Unaudited)

                                                                           Nine months ended
                                                                               March 31,
                                                                     ---------------------------
                                                                           1999          1998
                                                                     -------------   --------
Operating Activities:
Cash Flows Provided by (Used in) Operating Activities:
  Net (loss)/income                                                    $    638      $ (1,831)
  Adjustments to reconcile net (loss)/income to cash
   used in operating activities:
      Net (gain) loss on sale of real estate assets                      (2,736)        1,102
      (Recoveries) write downs of real estate assets                       (106)        1,106
      Depreciation and amortization                                       1,768           156
      Net gain on sales of loans, other investments
            and investment securities                                         -        (1,697)
  Change in operating assets and liabilities:
      Net decrease/(increase) in accrued interest  receivable                58        (2,060)
      Net (decrease)/increase in accrued interest payable                   107          (459)
      Net (decrease)/increase in accrued income taxes                       409           (72)
      Net (decrease)/increase in accrued expenses
            and other liabilities                                           (97)       (4,126)
      Net (increase)/decrease in prepaid expenses and other assets       (1,224)        1,781
      Cash effect of increases/(decreases) in allowance for
            possible credit losses                                          330           857
      Other                                                                  49           139
                                                                       --------       -------
            Net cash (used in)/provided by operating activities            (804)       (5,104)
                                                                       --------       -------
Investing Activities:
Cash Flows Provided by (Used in) Investing Activities:
  Proceeds from sales and maturities of investment
        securities, available for sale                                        -         8,568
  Net repayment/(origination) of loans secured by real estate, net        4,468        12,180
  Net repayment/(reacquisition) of commercial and consumer loans             61        (1,955)
  Net decrease/(increase) in loans sold with recourse                       654         6,828
  Proceeds from sales of real estate held                                 6,713        10,334
  Additional fundings on real estate held                                  (524)       (4,586)
                                                                       --------       -------
            Net cash provided by investing activities                    11,372        31,369
                                                                       --------      --------

(Continued on next page)



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 1999 and 1998
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)
                                                                     Nine months ended
                                                                         March 31,
                                                               -----------------------------
                                                                     1999        1998
                                                                 ----------    --------

Financing Activities:
Cash Flows Provided by (used in) Financing Activities:
  Decrease (increase) in restricted cash                            7,820       (11,100)
  Proceeds from borrowed funds                                          -             -
  Repayment of borrowed funds                                     (10,000)       (5,720)
  Decrease in borrowed funds secured by loans sold with
       recourse, net of construction advances                      (6,096)      (11,227)
                                                               ----------     ---------
            Net cash used in financing activities                  (8,276)      (28,047)
                                                               ----------     ---------

Net increase/(decrease) in cash and money market investments        2,292        (1,782)

Beginning cash                                                     12,532         8,940
                                                               ----------     ---------

Ending cash                                                      $ 14,824      $  7,158
                                                                 ========      ========



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                   $  3,577      $  5,493
      Federal, state and local taxes                                  523           354







See notes to Consolidated Financial Statements

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation that, as a result of the completion of reorganization steps (the "Reorganization," described in detail below), on May 22, 1998, succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. Following the Reorganization, the Company intends to manage its business and assets without the regulatory constraints previously imposed on the Predecessor Bank by the Banking Department. This report is for the three month period ended March 31, 1999. Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank

The Predecessor Bank was founded in 1848. In 1925, the Predecessor Bank adopted the name "East River Savings Bank" which it continued to use in its retail business through June 28, 1996. The Predecessor Bank converted to a stock-form savings bank through a plan of conversion in 1985. Effective October 1, 1988, East River Savings Bank formally changed its corporate name to "River Bank America." On June 28, 1996, the Predecessor Bank sold its remaining eleven branches ("the Branch Sale") to Marine Midland Bank ("Marine"), inclusive of the name East River Savings Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased.

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

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

The closing of the Branch Sale was conditioned upon the Predecessor Bank's obtaining financing with terms and in an amount reasonably acceptable to the Predecessor Bank and determined to be reasonably adequate to permit consummation of the Branch Sale. The Predecessor Bank obtained from Marine a loan facility (the "Facility" or "Initial Facilities") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed $99.1 million. As of June 30, 1996, Marine had extended $89.8 million under the Facility to the Predecessor Bank, which has been reduced by repayment activity to $50.6 million at March 31, 1999, with an additional $11.7 million in proceeds maintained in a restricted cash account pending negotiation with Marine as to the application of such proceeds to reduce the outstanding balances of the Facility. Proceeds of the Facility were utilized by River Bank to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to Marine, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Predecessor Bank's operations subsequent to the Branch Sale.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

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

The Company's principal business continues to be the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. Primarily as a result of deterioration in the real estate markets and a general economic recession in the New York metropolitan area and, later in other areas in which the Predecessor Bank was engaged in lending activities, particularly California, the Company's non-performing assets began increasing in 1989 and continued to increase in the aggregate through 1992. The resolution of non-performing assets, which substantially resulted from the Predecessor Bank's lending strategy of the 1980s, required significant time and attention by the Predecessor Bank's management. Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD and the terms of the Marine Facility, subsequent to June 28, 1996, the Predecessor Bank and the Company have not originated a material amount of loans.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of River Bank Series A Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Series A Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as Marine (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Company's Series A Preferred for any of the quarterly periods ended from September 30, 1996 through March 31, 1999. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Series A Preferred Stock will continue to be subject to the approval of Marine for so long as the Facility remains outstanding. The Company has received notice from Marine that the approval necessary to declare or pay dividends on the Company's Series A Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Series A Preferred Stock, even if permitted to do so by Marine.


2.  Preferred Stock Exchange Offer

Summary. On November 25, 1998, the Company offered upon the terms and conditions set forth in its Offering Circular and the related Letter of Transmittal (which together constituted the "Exchange Offer"), to exchange $25.94 principal amount of its Increasing Rate Junior Subordinated Notes due 2006 (the "Subordinated Notes") for each outstanding share of its 15% Non-Cumulative Preferred Perpetual Stock, Series A, par value $1.00 (the Series A Preferred Stock"), of which 1,400,000 shares were outstanding on that date.

Purposes of the Exchange Offer. In view of the changes in the nature of the Company and its business as a result of the Reorganization described in Note 1, the Board of Directors effected the Exchange Offer for the purpose of affording all holders of the Series A Preferred Stock an opportunity to exchange their shares of Series A Preferred Stock for the Subordinated Notes which may be, for them , a more attractive investment. As more fully described in the Offering Circular dated November 25, 1998, the Exchange Offer provided holders of the Series A Preferred Stock with the opportunity to exchange perpetual preferred stock

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

having a $25.00 per share liquidation value with non-cumulative dividend rights and no mandatory redemption provisions for $25.94 principal amount of a debt instrument maturing in seven years which requires (i) semi-annual payments of interest, payable in kind or in cash, at the Company's option, for the first three years and thereafter in cash, at rates increasing from an initial 8% per annum rate and (ii) the repayment of principal in mandatory semi-annual installments commencing after three years with increasing premiums on installments paid after four years.

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

The Company believes such allegations are without merit. However, in an effort to resolve these claims on an amicable basis, representatives of the Company and such holders have discussed from time to time since the date of such letter, certain proposals under which the Company would offer to exchange a new security for the Series A Preferred Stock. In October, 1998, the Company proposed to representatives of such holders to effect an exchange offer upon substantially the terms and conditions of the Exchange Offer. On October 27, 1998, 11 holders of Series A Preferred Stock who claim to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the outstanding shares) of Series A Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action" ), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action alleged (the "Allegations"), among other things, that (i) the Defendants breached the Certificate of Designations relating to the Series A Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the Certificate of Designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL,
(iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the Certificate of Designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the Certificate of Designations were ultra vires and should be declared void and (vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the action. The Company believes that the Allegations are without merit and intends vigorously to oppose the Action.

Release of Claims. Holders of Series A Preferred Stock, including any of the plaintiffs in the Action, whose shares were tendered and accepted by the Company for exchange pursuant to the Exchange Offer have released the Company, its predecessors and successors, and their respective parents, subsidiaries, affiliates and assigns, and each of their respective officers, directors, employees, partners, advisors, agents and representatives from all action, causes of action, claims, judgements, contracts, agreements or understandings whether individual or derivative in nature, which such holders had, ever had or hereafter shall or may have

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

respect to the shares of Series A Preferred Stock exchanged pursuant to the Offering Circular or any disclosures, rights or agreements relating thereto, including, but not limited to, any claims made in the Action and any claims with respect to the Reorganization and the transfer of assets from River Bank.

Waiver of Dividend. Each Holder (as defined in the Offering Circular) who accepted the Exchange Offer was deemed to have waived all rights, with respect to each share of Series A Preferred Stock exchanged, to receive the $.94 per share quarterly dividend that was declared on shares of Series A Preferred Stock for the quarter ended June 30, 1996 but which remains unpaid.

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

Conditions of the Exchange Offer. The Company obtained the consent of Marine to effect the Exchange Offer. However, there can be no assurance that Marine will provide any approval that may be requested by the Company in the future for the payment in cash of any installments of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Acceptance Results of the Exchange Offer. On December 28, 1998, the Company announced that it had completed its offer to exchange $25.94 principal amount of its newly-authorized Subordinated Notes for each outstanding share of its Series A Preferred Stock properly tendered to, and accepted by, the Company in accordance with the provisions of the Exchange Offer. At the expiration of the Exchange Offer on December 24, 1998, 415,273 shares of the Series A Preferred Stock (representing approximately 29.7% of the 1,400,000 shares of Series A Preferred Stock outstanding before the commencement of the Exchange Offer) had been properly tendered and accepted by the Company for exchange.

The Subordinated Notes will carry an interest rate of 8%, compounded semi-annually, for the first 36 months following their issuance. The effective date of the exchange was December 30, 1998. During the quarter ended December 31, 1998, accrued interest expense, in the amount of approximately $2 thousand, was recognized for the one-day period from the effective date of the exchange to the end of the quarter. During the quarter ended March 31, 1999 accrued interest expense of approximately $229,000 was recognized. As a result of the tender of 415,273 shares of the Company's Series A Preferred Stock, the Company will recognize additional interest expense of approximately $497,000, $1,056,000, and $1.134,000 for the fiscal years ended June 30, 1999 (approximately one-half year from December 30, 1998 to June 30, 1999), 2000 and 2001, respectively.

Subsequent Exchanges of Series A Preferred Stock. Subsequent to the expiration of the Exchange Offer, the Company accepted private requests for the exchange of its Series A Preferred Stock from individuals under terms identical to those of the Exchange Offer. As a result, 32,950 shares of the Company's Series A Preferred Stock were exchanged during the quarter ended March 31, 1999. As a result of the exchange, the Company's total Stockholder's Equity was reduced by $806,000 and its liabilities increased the same amount (composed of a net increase in Increasing Rate Junior Subordinated Notes due 2006 of $837,000, partially offset by a net decrease in other liabilities of $31,000). Subsequent to March 31, 1999, an additional 10,200 shares of the Company's Series A Preferred Stock will be exchanged and reported in the Consolidated Financial Statements of the Company during the quarter ending June 30, 1999

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

3. Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes are necessary for a fair presentation of the Company's financial condition at March 31, 1999, the results of its operations for the three and nine months ended March 31, 1999 and 1998 and the statements of changes in stockholders' equity and cash flows for the nine months ended March 31, 1999 and 1998. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of June 30, 1998, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1998.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1999, the results of operations for the three and nine months ended March 31, 1999 and 1998, and changes in stockholders' equity and cash flows for the nine months ended March 31, 1999 and 1998.

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

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At March 31, 1999, the balance of stockholders' equity included a $1.0 million unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At March 31, 1999 the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1998. As a result of this analysis, the Company recognized income tax expense in the amount of $118,000 during the quarter ending March 31, 1999 and $432,000 for the nine months ending March 31, 1999.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


4. Commitments, Contingencies and Other

As of March 31, 1999, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

requested by the Company, intended to terminate the Company's status as an insured state nonmember Bank on December 31, 1997.

Subsequent to the termination of the Predecessor Bank's status as an insured nonmemeber bank by the FDIC and the reorganization of the Predecessor Bank into a Delaware corporation, the Company is no longer subject to the regulatory capital requirements of either the FDIC or the Banking Department.


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

During the three and nine months ended March 31, 1999, total comprehensive income(loss) was $(313) and $548, respectively. During the three and nine months ended March 31, 1998, total comprehensive income (loss) was $(109) and $(1,741), respectively.

The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


Components of Comprehensive
Income (Unaudited):
                                                                    Three months ended March 31,
                                                                  1999                         1998
                                                        --------------------         --------------------

Net income                                                      $       (54)                   $    (198)
Unrealized gains (losses)on securities                                 (259)                          89
                                                                -----------                   -----------
Comprehensive income                                            $      (313)                  $     (109)
                                                                ============                  ===========


                                                                     Nine months ended March 31,
                                                                   1999                         1998
                                                        --------------------         --------------------

Net income                                                       $      638                  $   (1,831)
Unrealized gains (losses) on securities                                 (90)                         90
                                                                -----------                   -----------
Comprehensive income                                             $      548                  $   (1,741)
                                                                 ===========                 ============


Components of Accumulated
Comprehensive Income:
                                                               (Unaudited)
                                                               March 31,                      June 30,
                                                                   1999                         1998

Unrealized losses on securities                                  $   (1,016)                  $     (926)
                                                                -----------                   -----------
Accumulated comprehensive income                                 $   (1,016)                  $     (926)
                                                                 ===========                  ===========

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                             (dollars in thousands)
                                   (Unaudited)


7. Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and nine months ended March 31, 1999 and 1998, respectively. The Company had no securities outstanding that were convertible to common stock at March 31, 1999 or 1998.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS-128"), which was required to be adopted on December 31, 1997. At that time, the Company was required to change the method it previously used to compute earnings per share and to restate all prior periods. Under the new requirements of SFAS-128, the dilutive effect of stock options was excluded. The implementation of SFAS-128 has not had any effect upon the Company's reported primary earnings per share for the three and nine month periods ended March 31, 1999 and 1998, or for the fiscal years ended June 30, 1998, 1997 and 1996.


8. Legal Proceedings

An action entitled Strome Global Income Fund et al. v. River Bank America et al., Index No. 605226198, was commenced against the Registrant, its predecessors and certain of its current and former directors in New York State Supreme Court, New York County on October 27, 1998. Plaintiffs are holders of the Company's 15% non-cumulative perpetual preferred stock, Series A, and were formerly holders of River Bank America 15% non-cumulative perpetual preferred stock, Series A. The complaint alleges various claims for breach of contract, fraudulent conveyance, violations of Sections 604 and 605 of the New York Banking Law, breach of fiduciary duty and the duty of disclosure and ultra vires acts based upon the reorganization into the Registrant, and subsequent dissolution, of the Registrant's predecessor, River Bank America, and an amendment made to River Bank America's certificate of designations for the preferred stock in connection with the reorganization. Among other things, plaintiffs claim that as a result of the reorganization and dissolution they were entitled to receive a $25 per share liquidation payment, as well as unpaid dividends, and were also entitled to appraisal rights as dissenting shareholders. Plaintiffs seek judgment against the defendants for the liquidation payment, other unspecified compensatory damages, avoidance of the transfer of assets from River Bank America to the Registrant, punitive damages and other relief. The Registrant believes that the reorganization and dissolution of River Bank America was in the best interests of all of the River Bank America stockholders and did not violate plaintiffs' rights as preferred stockholders in any respect and intends to defend the lawsuit vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition:

At March 31, 1999 the consolidated assets of the Company totaled $175.8 million, a decrease of $15.1 million, or 7.9% from June 30, 1998.

Real estate held for investment, net of accumulated depreciation, declined $3.6 million, or 4.3%, from $82.8 million at June 30, 1998 to $ 79.2 million at March 31, 1999. The decline in real estate held for investment, net of accumulated depreciation, at March 31, 1999 was attributable to gross sales of $3.0 million, (for which gains of $909,000 were recognized, thereby reducing the recorded value of the asset by $2.1 million), depreciation charges of $1.8 million and transfers of $175,000 from real estate held for disposal, partially offset by capitalized additions of $116,000. Of the $3.0 million in sales of real estate held for investment, $2.3 million related to a shopping center complex in New York City for which a net gain in the amount of $304,000 was recognized, and $772,000 related to the sale of two condominium units at one of the Company's multi-family housing projects for which a gain in the amount of $604,000 was recognized.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), decreased $1.6 million, or 45.2%, from $3.6 million at June 30, 1998 to $2.0 million at March 31, 1999. The decline in real estate held for disposal was attributable to gross sales of $3.7 million (for which gains of $1.8 million were recognized, thereby reducing the recorded value of the asset by $1.9 million), and transfers of $175,000 to real estate held for investment, partially offset by capitalized additions of $408,000. During the quarter ended December 31, 1998, the Company sold a multi-car parking garage adjacent to its office complex real estate investment in Atlanta, GA. The parking garage was sold for approximately $1.6 million and the Company recognized a gain on that sale in the amount of $523,000. Sales of real estate held for disposal also consisted of apartment units sold from inventory held for disposal at June 30, 1998. Such sales totaled $2.1 million during the nine months ended March 31, 1999, for which gains of $1.3 million were recognized (thereby reducing the recorded value of the asset by $800,000), partially offset by capitalized additions of $400,000. Offsetting the effects of the sales on the book value of real estate held for disposal, net at December 31, 1998 were transfers of additional apartment units from real estate held for investment, net totaling $1.0 million. Apartment units transferred into real estate held for disposal during the nine months ended March 31, 1999 are expected to be sold within the next twelve months.

Total real estate loans receivable, net of the related allowance for possible credit losses declined $5.3 million, or 9.3%, from $57.1 million at June 30, 1998 to $51.8 million at March 31, 1999. The $5.3 million decline in real estate loans, net, during the nine months ended March 31, 1999, was attributable to a decline in loans receivable, secured by real estate of $5.0 million and a decline in loans sold with recourse, net of $1.8 million, partially offset by a decline in the related allowance for possible credit losses of $1.5 million.

The Company's loans secured by real estate decreased by $5.0 million, or 8.5%, from $59.0 million at June 30, 1998 to $54.0 million at March 31, 1999. During the nine months ended March 31, 1999, the Company received payments in satisfaction of $5.2 million in loans secured by real estate, recognizing a net loss of $48,000. This decrease in loans secured by real estate, net was partially offset by $158,000 in loan fundings advanced during the nine month period.

The Company's loans sold with recourse, net decreased by $1.8 million, or 11.4%, from $15.8 million, at June 30, 1998 to $14.0 million at March 31, 1999. During the nine months ended March 31, 1999, the Company sold $1.7 million in loans sold with recourse, net, which was partially offset by additional asset fundings of $1.0 million. In addition, $1.1 million in losses related to the asset sales were charged against the allowance for possible credit losses, thereby reducing the remaining book value of loans sold with recourse, net and the allowance for possible credit losses by that amount.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $1.5 million, or 8.4%, from $17.7 million, at June 30, 1998 to $16.2 million at March 31, 1999. The decrease resulted from chargeoffs of $1.3 million net of recoveries of $300,000 for asset disposition transactions previously provided for at June 30, 1998. In addition, the allowance for possible credit losses was reduced during the nine months ended March 31, 1999 by $500,000 when a junior subordinated participation loan secured by real estate, that had been fully reserved for at June 30, 1998, was repaid in full. As a result of this transaction, the allowance for possible credit losses was reduced by $500,000 and a gain of $500,000 was recognized. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At March 31, 1999 and June 30, 1998, the allowance for possible credit losses was 30.0% of real estate loans.

Cash and due from banks increased by $2.3 million, or 18.3%, from $12.5 million at June 30, 1998 to $14.8 million at March 31, 1999. Allocations to restricted cash, scheduled asset fundings and the payment of operating expenses were exceeded by the total operating revenues and asset sales proceeds, resulting in the increase in unrestricted cash during the nine months ended March 31, 1999.

At March 31, 1999, Marine had restricted a total of approximately $11.7 million in funds, held on deposit at Marine, in accordance with the terms of the Branch Sale and the Marine Facility agreements. Marine had restricted approximately $19.6 million at June 30, 1998. Restricted funds held by Marine are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the Marine Facility. The restricted cash held by Marine is intended to serve as substitute collateral for the Marine Facility, until such time as the Marine Facility is reduced in accordance with the Company's Asset Management Plan and the Marine Facility
Agreements. See comments related to repayments of Borrowed Funds during the quarter ended March 31, 1999 in the second paragraph below and also in "Liqudity and Capital Resources," below.

Commercial and consumer loans, net of the related allowance for loan losses, totaled $8.0 million at March 31, 1999, a decrease of $100,000, or 1.4%, from the June 30, 1998 balance of $8.1 million. This decrease was primarily the result of the effects of normal amortization and prepayment of individual loans in the portfolio.

During the quarter ended March 31, 1999, the Company repaid advances from Marine in the aggregate amount of $16.1 million. Accordingly, the outstanding borrowed funds balance declined $16.1 million, or 23.4%, from $68.8 million at June 30, 1998 to $52.7 million at March 30, 1999. Borrowed funds were repaid from restricted cash balances, previously held at Marine. Following the Marine repayments, the Company has requested that Marine reactivate the Marine Facility to provide the Company with access to fundings to be secured by assets from new lending and real estate transactions. The Company has requested that Marine provide availability up to the initial amount of the Marine Facility of $100 million, or approximately $50 million in availability under the Marine Facility. Availability under the Marine Facility would be used, in combination with the restricted and unrestricted cash of the Company to invest in new lending and real estate activities, subject to the prior approval of Marine.

During the nine months ended March 31, 1999, total stockholders' equity decreased by $10.4 million, or 9.7% to $96.8 million, as compared with $107.2 million at June 30, 1998. This decrease was primarily due to the effects of the Company's Preferred Stock Exchange Offer (the "Exchange Offer") whereby the Company exchanged 448,223 shares of its 15% non-cumulative preferred stock, Series A, for approximately $11.4 million in newly-issued Increasing Rate Junior Subordinated Notes due 2006 (see Note 2). This exchange resulted in an $11.0 million decline in stockholder's equity. This $11.0 million decline in stockholder's equity and an additional $90,000 decline in stockholder's equity due to an decrease in the securities valuation account (an increase in the allowance for unrealized losses on marketable securities) at March 31, 1999, as compared with June 30, 1998, were partially offset by the net income recorded for the nine months ended March 31, 1999 in the amount of $638,000.

The following table summarizes the calculation of the Company's book value per share at March 31, 1999 and June 30, 1998 (dollars in thousands):


                                                                       March 31,     June 30,
                                                                        1999           1998
                                                                 ----------------   ----------------


       Total stockholders' equity                               $     96,758     $  107,183

          Less: liquidation value of preferred stock
             ($25 per share issued and outstanding)                   23,794         35,000
                                                                ------------     ----------
       Net stockholders' equity                                 $     72,964     $   72,183
                                                                ============     ==========

       Total shares of Common Stock issued and
            outstanding                                            7,100,000      7,100,000
                                                                ============     ==========
       Book value per share                                     $      10.28     $    10.17
                                                                ============     ==========



Results of Operations:

General. The Company reported net (loss) income attributable to common shares of $(54,000), or $(0.01) per share and $638,000, or $0.09 per share, for the three and nine months ended March 31, 1999, respectively. For the same periods in 1998, the Company reported net losses of $198,000, or $0.03 per share and $1.8 million, or $0.26 per share, respectively.

The primary reason for the increase in the Company's net operating results for the three months ended March 31, 1999, as compared to the same three month period in the previous year, was the recording of other property income of $1.0 million in the three months ended March 31, 1999, an increase of $1.9 million, as compared with a net loss from other property operations of $855,000 in the same three month period of the previous year.

The primary reason for the increase in the Company's net operating results for the nine months ended March 31, 1999, as compared to the same nine month period in the previous year, was the recording of other property income of $2.8 million, in the nine months ended March 31, 1999, an increase of $5.0 million, as compared with a net loss from other property operations of $2.2 million, in the same nine month period of the previous year. Partially offsetting the increases in other property income in the nine months ended March 31, 1999, as compared with the same nine month period in 1998, were decreases in contingent participation revenues of $2.4 million to $1.0 million in the nine months ended March 31, 1999, as compared to $3.4 million in the same nine month period of the previous year.

Interest expense also declined $300,000 and $1.1 million in the three and nine months ended March 31, 1999, respectively, as compared with the same periods in the previous year. Interest expense declined from $1.5 million and $4.7 million in the three and nine month periods ended March 31, 1998, respectively, to $1.2 million and $3.6 million during the same three and nine month periods of the current year.

Other expenses also declined $600,000 and $1.7 million in the three and nine months ended March 31, 1999, respectively, as compared with the same periods in the previous year. Other expenses declined from $1.7 million and $5.0 million in the three and nine month periods ended March 31, 1998, respectively, to $1.1 million and $3.3 million during the same three and nine month periods of the current year.

Partially offsetting the effects of increased other property income, increased contingent participation revenues and reduced interest and operating expenses on the results of operations reported for the nine months ended March 31, 1999, as compared to the nine month period of the previous year, were reductions in net rental operations and net gains on sales of investment securities of $1.8 million. Net rental operations declined from $1.8 million in the nine month period ended March 31, 1998, to $1.7 million in the same nine month period of the current year. In addition, net gains on sales of investment securities declined from $1.7 million in the nine month period ended March 31, 1998 to $0 during the same nine month period in 1999.

Net Rental Operations. For the three months ended March 31, 1999, net rental operations resulted in income of $617,000, an increase of $324,000, or 110.6%, from $293,000 for the same three month period in the previous year. The primary reason for the increase in net rental operations income was the increase in rental income of $278,000 and decrease in operating expense of $576,000, partially offset by an increase in depreciation expense attributable to real estate held for investment in excess of the amount recognized in the same period of the previous year of $530,000.

For the three months ended March 31, 1999, depreciation charges associated with real estate held for investment were $582,000, an increase of $530,000, or 1,019.2%, as compared with depreciation charges associated with real estate held for investment in the quarter ended March 31, 1998 of $52,000. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. Of the $582,000 in depreciation charges recorded in the three months ended March 31, 1999, approximately $528,000 represents depreciation of the capitalized costs of the real estate held for investment (less land value) for four of the Company's five real estate assets from the period July 1, 1998, to March 31, 1999. The remaining $54,000 in depreciation charges recorded during the quarter ended March 31, 1999 were for the fifth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by SFAS-121, for all real estate held for investment, net that had not been subject to depreciation charges in prior periods.

For the nine months ended March 31, 1999, net rental operations resulted in income of $1.7 million, a decrease of $100,000, or 3.7%, from $1.8 million for the same nine month period in the previous year. The primary reason for the decline in net rental operations income was the recognition of $1.6 million in depreciation expense attributable to real estate held for investment in excess of the amount recognized in the same period of the previous year. Excluding the $1.6 million increase in depreciation charges recorded in the nine months ended March 31, 1999, as compared with the same nine months in the previous year, income from rental operations increased $1.5 million, or 84.6%, in the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Other Property Income (Expense). Total other property income (expense) was $1.0 million for the quarter ended March 31, 1999, an increase of $1.9 million, as compared with a net loss of $855,000 in the quarter ended March 31, 1998. For the quarter ended March 31, 1999, the $1.0 million in other property income was attributable to the sale of $2.3 million of real estate held, of which $2.1 million related to units in a multi-family apartment complex in New York City for which a net gain in the amount of $1.2 million was recognized and the sale of a condominium unit at another of the Company's multi-family housing projects in New York City for $276,000, for which a gain in the amount of $251,000 was recognized. These recorded gains were partially offset by $525,000 in non-recurring expenses resulting from the full satisfaction of certain liabilities related to operations of a New York City property that had been disposed of in prior periods.

Total other property income (expense) was $2.8 million for the nine months ended March 31, 1999, an increase of $5.0 million, as compared with a net loss of $2.2 million in the nine months ended March 31, 1998. The $2.8 million in other property income (expense) recorded in the nine month period ended March 31, 1999 was due to the $1.0 million in gains from sales of real estate recorded during the quarter ended March 31, 1999 (described above) and to the recognition of a gain of $500,000, in the quarter ended September 30, 1998, resulting from the full satisfaction of a junior subordinated participation loan secured by real estate which had been fully reserved for in prior periods. In addition, $1.2 million related to sales in the New York City shopping center complex during the first six months of the year. The company also recorded a gain in the amount of $106,000 related to the recovery of certain sales proceeds related to a real estate joint venture that had been fully written off in prior years.

For the nine months ended March 31, 1998, the net loss of $2.2 million in other property income was primarily attributable to losses on the sale of real estate in the amount of $1.1 million and write downs of a real estate joint venture asset in the amount of $1.1 million. The loss on the sale of real estate, recorded in the quarter ended September 30, 1997, was primarily attributable to the sale of one real estate property with a book value of $3.3 million, which resulted in a net loss of $932,000.

Interest Income. For the three months ended March 31, 1999, total interest income was $714,000, a decline of $361,000, or 33.6%, from $1.1 million for the same quarter in the previous year. Loan interest declined $354,000, or 37.5%, in the quarter ended March 31, 1999 as compared with the same quarter in the previous year due to reduced average balances for loan assets resulting from dispositions and the effects of normal amortization and repayment activity.

For the nine months ended March 31, 1999, total interest income, net of provisions for possible credit losses, was $2.4 million, a decline of $980,000, or 28.7%, from $3.4 million for the same nine month period in the previous year. Loan interest declined $1.1 million, or 36.3%, in the nine month period ended March 31, 1999 as compared with the same nine month period in the previous year due to reduced average balances for loan assets resulting from dispositions and the effects of normal amortization and repayment activity. Investment securities interest declined $55,000 due to sales of securities. The decline in interest income from loan and investment assets was partially offset by other interest income, which increased $192,000 in the nine month period ended March 31, 1999 as compared with the nine month period ended March 31, 1998. The increase in other interest income in the nine months ended March 31, 1999, as compared with the same nine month period in the previous year was primarily due to increased average cash balances in the quarter ended March 31, 1999, partially offset by declines in the prevailing money market interest rates paid on those assets.

Contingent Participation Revenues. The Company realized contingent participation revenues of $1.0 million and $3.4 million in the nine months ended March 31, 1999 and 1998, respectively. The Company may realize contingent participation income when a loan secured by real estate's underlying collateral property achieves a level of predetermined economic performance sufficient to activate contingency clauses in the loan agreement that allow the Company to share, on a limited basis, in the economic performance of the collateral property. The Company recognizes such revenues in the period when the loan is repaid and the terms of all additional contingent payments are finalized.

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

During the nine months ended March 31, 1998, the Company realized contingent loan participation fees resulting primarily from the satisfaction of a significant loan secured by real estate. The loan agreement between the Company and the borrower provided for supplemental revenues to be paid to the Company contingently based upon the operating results of the commercial real estate asset serving as collateral for the loan.

At March 31, 1999, the Company had a remaining contingent interest in two junior subordinated participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Interest Expense. During the three months ended March 31, 1999, the Company recorded interest expenses in the amount of $1.2 million, a decline of $311,000, or 20.8%, as compared with interest expenses of $1.5 million in the same quarter of the previous year. Interest expenses declined in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998, primarily as a result of lower effective rates paid by the Company. During the quarter ended March 31, 1999, the Company's effective rate paid was 5.9% compared to 8.2% for the quarter ended March 31, 1998.

During the nine months ended March 31, 1999, the Company recorded interest expenses in the amount of $3.6 million, a decline of $1.1 million, or 23.0%, as compared with interest expenses of $4.7 million in the same nine month period of the previous year. Interest expenses declined in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998, primarily as a result of declines in the average amount borrowed by the Company and lower effective rates paid. During the nine months ended March 31, 1999, the Company borrowed an average of $68.8 million, a decline of $5.5 million, or 7.4%, as compared with average borrowings of $74.3 million during the nine months ended March 31, 1998. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1998 primarily as a result of asset dispositions. During the nine months ended March 31, 1999, the Company's effective rate paid was 6.6% compared to 7.2% for the nine months ended March 31, 1998.

Other Expenses. During the quarter ended March 31, 1999, the Company recorded total other expenses in the amount of $1.1 million, a decline of $597,000, or 35.6%, as compared with other expenses of $1.7 million in the same quarter of the previous year. Other expenses declined in the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998, primarily as a result of declines in salaries and employee benefits expenses of $268,000 and legal and professional fees of $348,000.

Salaries and employee benefits expense declined in the quarter ended March 31, 1999, as compared with the same period in the previous year, as a result of the continued reduction of staff employed by the Company. At March 31, 1999, the Company employed one full time employee engaged in administrative duties.

During the nine months ended March 31, 1999, the Company recorded total other expenses in the amount of $3.3 million, a decline of $1.6 million, or 33.1%, as compared with other expenses of $5.0 million in the same nine month period of the previous year. Other expenses declined in the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998, primarily as a result of declines in salaries and employee benefits expenses and legal and professional fees of $590,000 and $918,000, respectively.

Salaries and employee benefits expense declined in the nine months ended March 31, 1999, as compared with the same period in the previous year, as a result of the continued reduction of staff employed by the Company. At March 31, 1999, the Company employed one full time employee engaged in administrative duties.

Legal and professional fees expense decreased $348,000, or 50.1%, to $347,000 during the three months ended March 31, 1999 from $695,000 during the same three month period in the previous year, primarily as a result of the reduction of professional fees incurred in connection with the Reorganization described in
Note 1. The Company recorded expenses of $232,000 in the quarter ended March 31, 1998 and $0 in the quarter ended March 31, 1999, for legal and professional fees related to the Reorganization. In addition to this $232,000 reduction in accrued professional fees related to the Reorganization, the Company incurred approximately $116,000 more in other professional fees during the three months ended March 31, 1998 than in the same quarter of the current year. The additional fees incurred related to services such as actuarial evaluations and tax preparation.

Legal and professional fees expense decreased $918,000, or 45.9%, to $1.1 million during the nine months ended March 31, 1999 from $2.0 million during the same nine month period in the previous year, primarily as a result of the reduction of professional fees incurred in connection with the Reorganization described in Note 1. The Company recorded expenses of $916,000, in the nine months ended March 31, 1998 and $0 in the nine months ended March 31, 1999, for legal and professional fees associated with the Reorganization.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the quarter ended March 31, 1999, the Company accrued $630,000 in fees payable to the Management Company, of which $13,000 related to fees incurred for the successful disposition of assets. During the quarter ended March 31, 1998, the Company accrued $792,000 in fees payable to the Management Company, of which $156,000 related to fees incurred for the successful disposition of assets.

During the nine months ended March 31, 1999, the Company accrued $2.0 million in fees payable to the Management Company, of which $120,000 related to fees incurred for the successful disposition of assets.

During the nine months ended March 31, 1998, the Company accrued $2.3 million in fees payable to the Management Company, of which $297,000 related to fees incurred for the successful disposition of assets. At March 31, 1999 the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating approximately $732,000.

Other Income (Expense). The Company did not recognize any other income (expense) in the three or nine months ended March 31, 1999, a decrease of $1.7 million as compared with the same nine month period of the previous year. Other income (expense) in the nine months ended March 31, 1998 was primarily due to the $1.8 million recorded gain on sale of the Company's largest preferred stock holding, with a book value of approximately $5.0 million.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during prior periods, effectively eliminated federal income tax liability for the three and nine month periods ended March 31, 1999 and 1998. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and nine months ended March 31, 1999, the Company recorded a net provision for income taxes of $118,000 and $432,000, respectively. During the three and nine months ended March 31, 1998, the Company recorded a net provision for income taxes of $125,000 and $226,000, respectively. The increase in income taxes recorded during the three and nine month periods ended March 31, 1999 as compared with the same three and nine month periods of the previous year, primarily reflects the effects of operations and asset dispositions on its current state and local income tax liabilities at March 31, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for scheduled debt repayments, operating expenses (including current income taxes payable) and for development costs related to certain real estate projects.

At March 31, 1999, the Company had $52.7 million in borrowed funds, excluding the Increasing Rate Junior Subordinated Notes due 2006. In connection with the Branch Sale, the Company obtained financing with Marine (Initial Facilities) totaling $89.8 million. At March 31, 1999, the remaining outstanding balance of the Initial Facilities due to Marine was $50.6 million. Borrowed Funds related to Asset Sale Transactions amounted to $2.1 million at March 31, 1999. The Company actively monitors and manages its cash inflows and outflows in an attempt to maximize payment of its debt obligations to Marine and to invest, to the extent possible, all cash balances.

Following the Marine repayments, described in more detail above, the Company has requested that Marine reactivate the Marine Facility to provide the Company with access to fundings to be secured by assets from new lending and real estate transactions. The Company has requested that Marine provide availability up to the initial amount of the Marine Facility of $100 million, or approximately $50 million in availability under the Marine Facility. Availability under the Marine Facility would be used, in combination with the restricted and unrestricted cash of the Company to invest in new lending and real estate activities, subject to the prior approval of Marine.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets. Liquidity for this purpose is defined as unrestricted cash. At March 31, 1999, the Company's liquidity ratio, as so defined, amounted to 7.7% which was within the targeted maintenance range.


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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings


An action entitled Strome Global Income Fund et al. v. River Bank America et al., Index No. 605226198, was commenced against the Registrant, its predecessors and certain of its current and former directors in New York State Supreme Court, New York County on October 27, 1998. Plaintiffs are holders of the Company's 15% non-cumulative perpetual preferred stock, Series A, and were formerly holders of River Bank America 15% non-cumulative perpetual preferred stock, Series A. The complaint alleges various claims for breach of contract, fraudulent conveyance, violations of Sections 604 and 605 of the New York Banking Law, breach of fiduciary duty and the duty of disclosure and ultra vires acts based upon the reorganization into the Registrant, and subsequent dissolution, of the Registrant's predecessor, River Bank America, and an amendment made to River Bank America's certificate of designations for the preferred stock in connection with the reorganization. Among other things, plaintiffs claim that as a result of the reorganization and dissolution they were entitled to receive a $25 per share liquidation payment, as well as unpaid dividends, and were also entitled to appraisal rights as dissenting shareholders. Plaintiffs seek judgment against the defendants for the liquidation payment, other unspecified compensatory damages, avoidance of the transfer of assets from River Bank America to the Registrant, punitive damages and other relief. The Registrant believes that the reorganization and dissolution of River Bank America was in the best interests of all of the River Bank America stockholders and did not violate plaintiffs' rights as preferred stockholders in any respect and intends to defend the lawsuit vigorously.


Item 2. Changes in Securities

Subsequent to the expiration of the Exchange Offer, the Company accepted private requests for the exchange of its Series A Preferred Stock from individuals under terms identical to those of the Exchange Offer. As a result, 32,950 shares of the Company's Series A Preferred Stock were exchanged during the quarter ended March 31, 1999. As a result of the exchange, the Company's total Stockholder's Equity was reduced by $824,000 and its liabilities increased the same amount (composed of a net increase in Increasing Rate Junior Subordinated Notes due 2006 of $837,000, partially offset by a net decrease in other liabilities of $13,000). Subsequent to March 31, 1999, an additional 14,200 shares of the Company's Series A Preferred Stock will be accepted for exchange and reported in the Consolidated Financial Statements of the Company during the quarter ending June 30, 1999.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Securities Holders

None.


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

          27.1      Financial Data Schedule

(b)       Reports

          None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RB ASSET, INC.
                                   (Registrant)


Date: May 17,1999          By: /s/ Nelson L. Stephenson
      -----------             -------------------------------
                              Nelson L. Stephenson
                              President and Chief Executive Officer (principal
                              executive and principal financial officer)