Form 10-K
period 1999-06-30
RB ASSET INC
filed 1999-09-30
CIK 1047958

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended June 30, 1999
                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the Transition Period From               To
                                    ------------     ----------------

Commission file number 333 - 38673

                                 RB ASSET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         13-5041680
- --------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            identification No.)

645 Fifth Avenue  Eight Floor, New York, New York                    10022
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Company's telephone number, including area code:   (212)  848-0201
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ---- ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

As of September 27, 1999, there were 7,100,000 shares of Common Stock of the registrant issued and outstanding, of which 2,774,550 shares were held by all directors and principal officers as a group. Of the aggregate of 2,774,550 shares held by all directors and principal officers, Mr. Alvin Dworman, the largest single holder of the registrant's Common Stock, held 2,768,400 shares at September 27, 1999.

The Common Stock of the Company is traded in limited and sporadic transactions in the inter-dealer over-the-counter market, and bid and ask price quotes are periodically available from the NASD Bulletin Board. Available quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual trading transactions and the availability of quotations should not be considered an indication of the existence of an established active and liquid market.



                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                 RB ASSET, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                       THE FISCAL YEAR ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I
    Item 1     Business .....................................................................     3
    Item 2     Properties....................................................................    15
    Item 3.    Legal Proceedings.............................................................    16
    Item 4.    Submission of Matters to a Vote of Security Holders...........................    18

PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........    18
    Item 6.    Selected Financial Data.......................................................    19
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................    23
    Item 7A    Quantitative and Qualitative Disclosures about Market Risk....................    42
    Item 8.    Financial Statements and Supplementary Data...................................    43
    Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.....................................................    43
PART III
    Item 10.   Directors and Executive Officers of the Registrant............................    44
    Item 11.   Executive Compensation........................................................    47
    Item 12    Security Ownership of Certain Beneficial Owners and Management................    49
    Item 13    Certain Relationships and Related Transactions................................    51

PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    54


SIGNATURES...................................................................................    56
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................................   F-1
INDEX TO FINANCIAL STATEMENT SCHEDULES.......................................................  F-34
EXHIBIT INDEX................................................................................   E-1

                                     PART I
ITEM 1
                                    BUSINESS

General

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the prior fiscal year, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the fiscal year ended June 30, 1999.

On May 22, 1998, under a plan that was approved by it's stockholders, River Bank completed its Reorganization into a Delaware corporation named RB Asset, Inc. Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC").

In connection with the Reorganization, on June 23, 1998, the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled and the stock transfer records of River Bank were closed. On that date, common and preferred stockholders of River Bank received shares of RB Asset, Inc. on a share-for-share basis so that RB Asset, Inc. was owned by the same stockholders, in the same proportions, as owned by the Predecessor Bank on the record date. The transfer of assets, liabilities and business of River Bank to RB Asset, Inc. was expected to qualify as a tax-free reorganization under the Internal Revenue Code and, as such, the Company expects that certain tax attributes of the Predecessor Bank have been preserved.

On June 28, 1996, the Predecessor Bank had consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Agreement") by and between the Predecessor Bank and HSBC Bank USA ("HSBC"), a banking corporation formerly known as Marine Midland Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased. Pursuant to the terms of the Branch Agreement, HSBC assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 bank branch offices, inclusive of the name East River Savings Bank. Included in the Transferred Assets was approximately $32.4 million of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with parties other than HSBC, aggregating $60.4 million, composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See Note 11 to the Consolidated Financial Statements.

At June 30, 1996, the Predecessor Bank retained $285.5 million in assets, including primarily real estate assets and non-performing loans. The balance of the assets retained after the Branch Sale primarily consisted of performing loans (including loans sold with recourse, subordinated participations, junior subordinated participations, loans to facilitate the sale of real estate owned and mortgage and other loans) and a modest amount of cash and investment securities (collectively, the "Retained Assets"). Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD and the terms of the HSBC Facility, subsequent to June 28, 1996, the Predecessor Bank and the Company have not originated a material amount of loans.

Following the Branch Sale, the Company engaged RB Management Company, LLC (the "Management Company") to manage its operations on a day-to-day basis, including developing and recommending strategies to the Company's Board of Directors regarding the ongoing management of assets. The Management Company is a privately-owned entity that was newly formed in June 1996 and is controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. See "Item 13. Certain Relationships and Related Transactions."

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility" or the "HSBC Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $50.6 million at June 30, 1999.

The Company has requested that HSBC reactivate the Facility to provide the Company with access to fundings to be secured by assets from new lending and real estate transactions. The Company has requested that HSBC provide availability up to the initial amount of the HSBC Facility of approximately $100.0 million, or approximately $50.0 million in availability under the HSBC Facility. Availability under the HSBC Facility would be used, in combination with the restricted and unrestricted cash of the Company to invest in new lending, investment and real estate activities, subject to the prior approval of HSBC pursuant to a business plan intended to improve the future earnings and cash flow of the Company.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through June 30, 1999. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and is presently required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

During the fiscal year ended June 30, 1999, the Company reported net income applicable to common shares of $605,000, or $0.09 per share. Significant factors contributing to the Company's fiscal 1999 results include a net interest loss (interest expense on borrowed funds in excess of interest income from loan assets), after provision for possible credit losses, of $1.6 million, real estate property and maintenance expenses of $10.5 million, other operating expenses of $4.1 million, depreciation expenses of $2.3 million and provisions for income taxes of $550,000, partially offset by rental income from real estate operations of $14.9 million, realization of contingent participation interest and gains on the sale of real estate of $1.0 million and $3.7 million, respectively.

Real Estate Assets

At June 30, 1999, the Company held total real estate assets with a book value, of $132.3 million, (net of applicable reserves), which represented approximately 75.7% of the Company's total assets on that date.

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

Real Estate Held for Investment. This category is comprised of the following types of real estate assets:

                     Assets to Be Held and Used. This category is represented by assets which the Company intends to hold until such time as the Company determines that such assets are held for disposal. No aggressive marketing activities would be commenced with respect to these assets until such time. When, and if, the asset is marketed, it is expected that the asset would be recategorized as real estate held for disposal.

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

Real Estate Held for Disposal. This category is represented by assets for which marketing activities are underway with a goal of consummating a sale within one year. Real estate held for disposal may include entire real estate properties held for disposal or separately saleable portions of properties, generally described as Assets Held for Inventory. The Assets Held for Inventory category primarily consists of co-operative apartment shares and condominium units. The Company intends to sell such assets on a unit-by-unit basis in as expedient a manner as possible. Marketing and sales activities are underway for this category of assets. The portion of such real estate asset expected to be sold within one year have been categorized as real estate held for disposal at June 30, 1999.

These categories identify the Company's asset management strategy with respect to each individual real estate asset. See "Disposition Strategy." See also "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality." and "Financial Statement Schedules" for more detailed information with respect to the Company's individual investments in real estate.

Under generally accepted accounting principles ("GAAP"), the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. The depreciable portion of assets categorized as real estate held for investment includes the accumulated costs of acquisition and/or development of building structures and leasehold improvements. No depreciation charges are made for the portion of the asset's historical cost attributable to land.
Depreciation for real estate held for investment is generally calculated on a straight-line basis over a 30 year period or over the remaining term of the lease for leasehold improvements, whichever period is less.

Real Estate Assets Composition. Tables that set forth information concerning the Company's real estate portfolio at the dates indicated are included in a separate section of this annual report on Form 10-K. See "Financial Statement Schedules" for more detailed information with respect to the Company's portfolio of real estate loans.

Lending Activities and the Real Estate Loan Portfolio. Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD and the terms of the HSBC Facility, subsequent to June 28, 1996, the Predecessor Bank and the Company have not originated a material amount of loans.

Loans Secured by Real Estate. At June 30, 1999, the Company's loans secured by real estate primarily consist of performing and non-performing loans secured by multi-family residential properties and commercial real estate. Commercial real estate and multi-family residential loans may involve a substantial risk of loss due to, among other things, the potentially negative effects of changes in either property-specific or general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values.

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

Performing Loans Secured by Real Estate. Performing loans secured by real estate at June 30, 1999 consist of loans secured by multi-family residential, commercial real estate and single-family residential loans which are wholly-owned by the Company, as well as participation interests in multi-family residential and commercial real estate loans pursuant to the Participation Agreements with HSBC. Approximately $33.3 million or approximately 19.1% of the Company's total assets are categorized as performing loans secured by real estate as of June 30, 1999. Of the approximately $33.3 million of performing loans included in this total, approximately $10.6 million, or approximately 31.8% of such loans, are subordinated loans. Subordinated loans, including second mortgages and participation interests, generally involve more risk than senior loans.

Whole Loans. At June 30, 1999, the Company's assets include seven performing loans (exclusive of participating loans) of approximately $39.5 million, all of which are commercial real estate loans. All of such loans have been modified since origination and are currently performing in accordance with their terms. Approximately $1.0 million, or approximately 3.0%, of the Company's performing loans (other than the participation loans) at June 30, 1999, are currently interest-only loans, with the payment of the entire principal amount due at maturity.

Subordinated Participation Interests. At June 30, 1999, performing loans secured by real estate include a subordinated participation interest in six performing loans in which the Company retained an interest in approximately $10.6 million of principal amount on such loans. All of the performing loans have been modified since origination and are currently performing in accordance with their modified terms.

Junior Subordinated Participation Interests. The Retained Assets include a junior subordinated participation interest in two non-performing loans in which the Company retains an interest of approximately $2.4 million in principal amount, which have been fully reserved (100%) for by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Non-Performing Loans Secured by Real Estate. Non-performing loans consist of multi-family residential, commercial real estate, commercial business loans and student loans. Non-performing loans are those loans which have been placed on non-accrual status. The Company generally places a loan which is delinquent 90 days or more on non-accrual status unless it is well secured and, in the opinion of management, collection appears likely. In addition, the Company may place a loan on non-accrual status even when it is not yet delinquent 90 days or more if the Company makes a determination that such loan is not collectible. When loans are placed on non-accrual status, any accrued but unpaid interest on the loan is reversed and future interest income is recognized only if actually received by the Company and collection of principal is not in doubt. Approximately $26.5 million, or approximately 15.1%, of the Company's assets, are comprised of loans categorized as non-performing as of June 30, 1999 and are all currently on non-accrual status.

Real Estate Loan Portfolio Composition. Tables that set forth information concerning the Company's loans secured by real estate portfolio at the dates indicated are included in a separate section of this annual report on Form 10-K. See also "Financial Statement Schedules" for more detailed information with respect to the Company's loans secured by real estate.

Origination and Repayment of Loans. During the fiscal years ended June 30, 1999, 1998 and 1997, the Company advanced funds only to fund continuing construction involving a limited number of loans and investments in real estate. The multi-family residential and commercial real estate loans originated by the Company in recent periods have been primarily in connection with the restructuring/refinancing of existing loans and loans to facilitate the sale of investments in real estate. Originations and loan repurchases from HSBC were $0, $471,000 and $0 in the years ended June 30, 1999, 1998 and 1997, respectively. Repayments of loans were $5.5 million, $26.3 million and $7.7 million in the years ended June 30, 1999, 1998 and 1997, respectively.

Concentrations of Loans Secured by Real Estate by Loan and by Borrower. At June 30, 1999, the Company's loans secured by real estate portfolio included two loans aggregating $35.3 million with principal amounts greater than $10.0 million, one loan with a principal balance of $6.8 million and three loans aggregating $6.6 million with principal amounts of $1.0 million to $5.0 million. At the same date, the Company's five largest loans secured by real estate borrowers (including their related entities) had $21.7 million, $13.7 million, $6.8 million, $3.1 million and $1.8 million, respectively, of loans outstanding, and the aggregate amount of loans to the Company's five and 10 largest real estate borrowers (including related entities) amounted to $47.0 million and $52.3 million, respectively. At June 30, 1999, $19.2 million (four loans) to the Company's 10 largest borrowers were non-performing loans and $7.2 million had been restructured and were performing according to their restructured terms.

Real Estate Projects Under Development. At June 30, 1999 and 1998, the Company held three assets secured by multi-family residential projects currently under development. These assets were carried at $14.0 million at June 30, 1999 and were previously included in Loans Sold With Recourse at June 30, 1998. See also " Consolidated Financial Statements- Note 11".

At June 30, 1999 the remaining significant remaining real estate projects under development consisted of two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). On that date, the Company's remaining investment in the Bronx Projects aggregated $13.5 million, including $9.5 million for one site ("Site One") and $4.0 million for a second site ("Site Two"). The Bronx Projects represent ownership and development rights for each of the parcels of land and, for Site One, the Company's investment in construction in process. At June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. Site Two was vacant on June 30, 1998 and 1999 with no development yet commenced. At June 30, 1999, the Company was evaluating various development and joint venture strategies with respect to these properties. Such strategies would include, but not be limited to, sales of one or both of the sites and various arrangements for a joint venture to accommodate the development and sale of subparcels of the sites.

The following table details activity with respect to these real estate projects under development for the periods indicated (dollars in thousands).




                                        The Wayne, NJ           The Bronx, NY          The Bronx, NY
                                        Project                Project - Site One     Project - Site Two         Total

Investment at June 30, 1997             $            7,712     $           13,172     $          3,567     $         24,451
     Project fundings                                1,647                  1,538                  195                3,380
     Unit sales                                     (6,310)                (5,740)                  -               (12,050)
     Write downs                                        -                     -                     -                    -
                                             --------------        ---------------       --------------        -------------
Investment at June 30, 1998                          3,049                  8,970                3,762               15,781
     Project fundings                                  561                    581                  266                1,408
     Unit sales                                     (1,705)                   (28)                  -                (1,733)
     Writedowns                                     (1,497)                   -                     -                (1,497)
                                                -----------        ---------------       ---------------       -------------
Investment at June 30, 1999             $              408     $            9,523     $          4,028     $         13,959
                                               ============        ===============       ===============       =============



Joint Ventures. At June 30, 1999 and 1998, the Company held one investment in a joint venture project, totaling $1.5 million. This joint venture project is a shopping center located in Escondido, CA. Thirty-five percent of the joint venture is owned by the Company. At June 30, 1999, the Company did not have any material amounts left to be funded pursuant to legally binding commitments relating to the joint venture, except certain ongoing operating expenses and limited amounts of capital investment. Failure by the Company or its joint venture partner to fund operating expenses, in the event that the underlying property does not generate sufficient cash flow to meet its operating costs, could result in the loss of the asset.


Other Assets

Cash, Due from Banks and Cash Equivalents. Included in cash, due from banks and cash equivalents at June 30, 1999, are approximately $2.0 million in funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 1999, HSBC had restricted a total of $13.4 million in funds, held on deposit with HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. At June 30, 1998, HSBC had restricted a total of approximately $19.6 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which were pledged as primary or additional collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility until the Company and HSBC negotiate the application or other use of the funds in accordance with the Company's Asset Management Plan and the terms of the HSBC Facility agreements. On October 1, 1998, a modification of the Company's loan agreements with HSBC became effective. This loan modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. See "--Sources of Financing."

Investment Securities. The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.

                                                                        June 30,
                                                      ------------------------------------
                                                      1999            1998            1997
                                                      ----            ----            ----
                                                              (In Thousands)


Securities:
 Marketable Equity Securities                     $     2,299    $     2,299      $      2,298
 Valuation allowance                                       --             --                --
       Total                                           (1,005)          (926)           (1,105)
                                                  -----------    -----------      ------------
Marketable Equity Securities, net                       1,294          1,373             1,193
Total Equity Securities, net                               --             --             5,082
                                                  -----------    -----------      ------------
   Total Investment Securities, net (1)                 1,294          1,373             6,275
                                                  -----------    -----------      ------------
                                                   $    1,294     $    1,373       $     6,275
                                                   ==========     ==========       ===========

(1) At June 30, 1999, 1998 and 1997, all of the Company's investment securities were classified as available for sale and carried at market value in accordance with SFAS-115. See Note 1 to the Consolidated Financial Statements.

At June 30, 1999, the Company's investment in common stock was comprised of investment in the common stock of one corporate issuer. The Company held no debt securities as of June 30, 1998 and 1997. For additional information relating to the Company's investment securities, see Note 7 to the Consolidated Financial Statements.

Commercial Business and Consumer Loans. The Company has been collecting the portfolio of commercial business and consumer loans, which consisted of $8.4 million of commercial business loans, net of provision for possible credit losses, and $1.9 million of consumer loans at June 30, 1999. Of the $8.4 million commercial business loans in the Company's portfolio at June 30, 1999, $8.4 million, or 100%, was classified as non-performing and maintained on non-accrual status. Of the $1.9 million consumer loans in the Company's portfolio at June 30, 1999, $1.9 million or 100% were classified as non-performing.

The Company's commercial business loans previously consisted primarily of loans which involved the buy out, acquisition or recapitalization of an existing business (including management buy outs and corporate mergers and acquisitions). Such loans involved a high degree of risk in their origination since such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. At June 30, 1999, all of the Company's commercial business loans had fixed rates of interest and stated maturities greater than five years.

Other assets. The Company held other assets equal to $3.1 million and $4.2 million at June 30, 1999 and 1998, respectively. At June 30, 1999, other assets were primarily composed of accrued interest receivable, net of interest reserves, and other prepaid assets. At June 30, 1998, other assets were primarily composed of deposits securing asset sale recourse claims, accrued interest receivable, net of interest reserves, and other prepaid assets.

The decrease in other assets of $1.1 million from June 30, 1998 to June 30, 1999 was primarily attributable to the recovery of deposits in the amount of $2.1 million made during 1999 related to asset sale transactions completed on June 28, 1996, partially offset by increases in prepaid pension and other assets receivable. See Note 15 to the Consolidated Financial Statements.

Sources of Financing

Subsequent to the Branch Sale, the primary source of the Company's financing has been secured financing provided by HSBC. The Company obtained from HSBC the Facility, consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed approximately $100.0 million. Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to HSBC and
(ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts such that the remaining outstanding principal would be reduced to 60% and 30% of the original aggregate amount of the Facility at June 30, 1999 and 2000, respectively, and subject to the Company remaining fully current on all obligations and in compliance with all covenants. The Company has remained current on all obligations and remains in compliance with all covenants related to the Facility. Accordingly, the term of the Facility has been extended through June 30, 2000.

The Facility was priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and was priced at 275 basis points over LIBOR for the third year of the Facility (the year ended June 30, 1999). The Company has elected to exercise its option to extend the initial term of the Facility and the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one year extension. Following maturity or an event of default, the Facility will accrue interest at a specified default rate.

On October 1, 1998, a modification of the loan agreement between HSBC and the Company became effective. This modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of this modification and a decline in general interest rates in fiscal year 1999, as compared with the previous year, the average annual rate of interest paid to HSBC declined from approximately 8.20% in 1998 to 6.53% in 1999.

The Facility was initially secured by first priority mortgage liens on eleven of the Predecessor Bank's real estate assets approved by HSBC and collateral assignments of first priority mortgages held by the Company (the "Primary Collateral"). Each of the loans were cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan is also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to HSBC all of the cash flow from Primary Collateral and Additional Collateral. The Company retained the right to prepay the Facility in whole or in part at any time without prepayment penalty or premium (subject to customary LIBOR breakage provisions).

To the extent that the Company has elected to dispose of assets, other than the Primary Collateral, the proceeds of such asset dispositions were and will be required to be utilized in a manner approved by HSBC (which may include the application of all or a percentage of such proceeds to the prepayment of the Facility). Such proceeds, received during the years ended June 30, 1998 and 1999, were used to reduce the outstanding balance of the Facility by $10 million during 1999. Additional proceeds, received during the year ended June 30, 1998 and 1999 are currently held by HSBC as restricted cash ($13.4 million at June 30, 1999) pending negotiations with HSBC as to the application of the proceeds.

The Company has requested that HSBC reactivate the Facility to provide the Company with access to fundings to be secured by assets from new lending, investment and real estate transactions. The Company has requested that HSBC provide availability up to the initial amount of the HSBC Facility of approximately $100.0 million, or approximately $50.0 million in availability under the HSBC Facility. Availability under the HSBC Facility would be used by the Company, in combination with the restricted and unrestricted cash of the Company, to invest in new lending, investment and real estate activities, subject to the prior approval of HSBC.

The Loan Agreement requires that while any amounts remain outstanding under the Facility, the Company must receive HSBC's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction or terminate the management agreement with the Management Company. See "Item 13. Certain Relationships and Related Transactions."

Borrowed Funds. The following table sets forth certain information concerning the Company's borrowed funds at the dates indicated (in thousands).

                                                                    June 30,
                                       ---------------------------------------------------------------
                                             1999                    1998                     1997
                                             ----                    ----                     ----

HSBC Facilities                         $       50,557         $         60,557         $       66,066
Secured by Loans Sold with Recourse                -                      8,203                 18,206
                                        --------------         ----------------         --------------

Total                                   $       50,557         $         68,760         $       84,272
                                        ===============        ================         ===============

For additional information relating to the Company's borrowed funds, see Notes 11 and 16 to the Consolidated Financial Statements.

Recent Developments

Preferred Stock Exchange Offer

Summary. On November 25, 1998, the Company offered, upon the terms and conditions set forth in its Offering Circular and the related Letter of Transmittal (which together constituted the "Exchange Offer"), to exchange $25.94 principal amount of its Increasing Rate Junior Subordinated Notes due 2006 (the "Subordinated Notes") for each outstanding share of its Company Preferred Stock, of which 1,400,000 shares were outstanding on that date.

Description of the Subordinated Notes. The following narrative describes the Subordinated Notes, issued by the Company on December 30, 1998:

Issue - Increasing Rate Junior Subordinated Notes due 2006 issued under an indenture (the "Indenture"), as amended on February 1, 1999, between the Company and La Salle National Bank, as trustee.

Principal Amount - $11,988,000, plus such additional principal amount of Subordinated Notes as may be issued in payment of interest on the Subordinated Notes from the date of their initial issuance until the semi-annual interest period beginning January 16, 2002.

Interest Payment Dates - January 15 and July 15 of each year, commencing July 15, 1999.

Maturity - January 15, 2006.

Interest Rate - Interest will accrue from the issuance date (December 30, 1998) at the initial rate of 8% per annum (the "Initial Rate") until the interest period beginning January 16, 2002 (the "Interest Increase Date") and will be payable, at the option of the Company, either in cash or by issuance of additional Subordinated Notes. Thereafter, interest will be payable semi-annually in cash at an annual rate increasing from the Initial rate by 0.50% per annum each semi-annual interest payment period commencing with the interest payment period beginning on the Interest Increase Date up to a maximum of 12% per annum. The Company's ability to pay in cash any installment of interest on, or principal or premium (if any) of, the Subordinated Notes is currently subject to the approval of HSBC under the terms of the Company's Facility and its credit agreement, dated June 28, 1996 (the "Credit Agreement"). However, borrowings under the Credit Agreement mature on June 30, 1999, subject to the right of the Company to extend for two successive one-year periods to June 30, 2001, which date is prior to the dates on which cash payments of interest and principal are required to be made on the Subordinated Notes. There can be no assurance that HSBC will provide any such approval that may be requested by the Company in the future for payment of cash of any installment of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Ranking - The Subordinated Notes constitute unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. At June 30, 1999, the Company had approximately $50.6 million of Senior Indebtedness outstanding. The Indenture will not limit the amount of additional indebtedness which the Company can create, incur, assume or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create, incur, assume or guarantee.

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

The following chart illustrates the amount of premium payable on each $1,000 principal amount of Subordinated Notes during the periods indicated:


          If redeemed during the six month period beginning                   Premium
          -------------------------------------------------                   -------
          January 16, 2003..............................................      $        5.00
          July 16, 2003..................................................     $        7.50
          January 16, 2004..............................................      $       10.00
          July 16, 2004..................................................     $       20.00
          January 16, 2005..............................................      $       30.00
          July 16, 2005..................................................     $       40.00


Purposes of the Exchange Offer. In view of the changes in the nature of the Company and its business as a result of the

Reorganization described in Note 1, the Board of Directors effected the Exchange Offer for the purpose of affording all holders of the Company Preferred Stock an opportunity to exchange their shares of Company Preferred Stock for the Subordinated Notes which may have been determined by them to be a more attractive investment. As more fully described in the Offering Circular dated November 25, 1998, the Exchange Offer provided holders of the Company Preferred Stock with the opportunity to exchange perpetual preferred stock having a $25.00 per share liquidation value with non-cumulative dividend rights and no mandatory redemption provisions for $25.94 principal amount of a debt instrument maturing in seven years which requires (i) semi-annual payments of interest, payable in kind or in cash, at the Company's option, for the first three years and thereafter in cash, at rates increasing from an initial 8% per annum rate and
(ii) the repayment of principal in mandatory semi-annual installments commencing after three years with increasing premiums on installments paid after four years.

By letter, dated May 22, 1998, counsel for certain holders of shares of the Company Preferred Stock advised the Company that such holders objected to the Reorganization. Specifically, such counsel alleged that the Reorganization (i) constituted a "liquidation" of River Bank America in violation of the terms of the certificate of designations of the Predecessor Preferred Stock by failing to provide for the payment to the holders of the Predecessor Preferred Stock of the liquidating distribution required by the certificate of designations of $25.00 per share, plus all accrued, undeclared and unpaid dividends thereon, (ii) was illegal under the New York Banking Law (the "NYBL") which provides, in the case of a voluntary liquidation, that the liquidating corporation shall distribute its remaining assets among its shareholders according to their respective rights and interests, (iii) violated a commitment made in River Bank's proxy statement, dated May 13, 1996, to retire the Predecessor Preferred Stock following approval and finalization of the sale of certain of its branches and assets to HSBC and
(iv) constituted a breach of duty owed by River Bank's Board of Directors to the holders of the Predecessor Preferred Stock.

The Company believes such allegations are without merit. However, in an effort to resolve these claims on an amicable basis, representatives of the Company and such holders discussed from time to time since the date of such letter, certain proposals under which the Company would offer to exchange a new security for the Company Preferred Stock. In October, 1998, the Company proposed to representatives of such holders to effect an exchange offer upon substantially the terms and conditions of the Exchange Offer. Such proposal was not acceptable to such holders and, on October 27, 1998, 11 holders of Company Preferred Stock who claim to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the then outstanding shares) of Company Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action"), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action alleged (the "Allegations"), among other things, that (i) the Defendants breached the certificate of designations relating to the Predecessor Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the certificate of designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL, (iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the Defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the certificate of designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the certificate of designations were ultra vires and should be declared void and
(vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the Action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The motion was argued before the court on March 23, 1999 and the court reserved decision. The motion remains pending before the court.

Release of Claims. Holders of Company Preferred Stock, including any of the plaintiffs in the Action, whose shares were tendered and accepted by the Company for exchange pursuant to the Exchange Offer have released the Company, its predecessors and successors, and their respective parents, subsidiaries, affiliates and assigns, and each of their respective officers, directors, employees, partners, advisors, agents and representatives from all actions, causes of action, claims, judgements, contracts, agreements or understandings whether individual or derivative in nature, which such holders had with respect to the shares of Company Preferred Stock exchanged pursuant to the Offering Circular or any disclosures, rights or agreements relating thereto, including, but not limited to, any claims made in the Action and any claims with respect to the Reorganization and the transfer of assets from River Bank.

Waiver of Dividend. Each Holder (as defined in the Offering Circular) who accepted the Exchange Offer was deemed to have waived all rights, with respect to each share of Company Preferred Stock exchanged, to receive the $0.94 per share quarterly dividend that was declared on shares of the Predecessor Bank Preferred Stock for the quarter ended June 30, 1996 but which remains unpaid.

Proposed Equity Rights Offering. If within one year after expiration of the Exchange Offer, the Company effects an equity enhancement plan through either a rights offering to the holders of its Common Stock or the distribution to such holders of Warrants to purchase additional shares of Common Stock, each holder of Company Preferred Stock whose shares were accepted by the Company for exchange pursuant to the Exchange Offer will be entitled to participate in such rights offering or distribution of Warrants on the basis of one subscription right or Warrant for each share of Company Preferred Stock so exchanged for Subordinated Notes. The Company's Board of Directors has authorized management to develop a proposal for such a rights offering or distribution of Warrants, provided that, under the terms thereof, Alvin Dworman, Odyssey Partners, L.P. and East River Partnership B., who currently own an aggregate of 50.8% of the outstanding shares of Common Stock, will have the ability to avoid dilution of their aggregate percentage ownership of the Common Stock outstanding upon consummation thereof. While the Company initially considered proposing such a plan, there can be no assurance that such rights offering or distribution of Warrants plan will be effected or as to the terms and conditions thereof.

Conditions of the Exchange Offer. The Company obtained the consent of HSBC to effect the Exchange Offer and issue the Subordinated Notes. However, there can be no assurance that HSBC will provide any approval that may be requested by the Company in the future for the payment in cash of any installments of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Acceptance Results of the Exchange Offer. On December 28, 1998, the Company announced that it had completed its offer to exchange $25.94 principal amount of its newly-authorized Subordinated Notes for each outstanding share of the Company Preferred Stock properly tendered to, and accepted by, the Company in accordance with the provisions of the Exchange Offer. At the expiration of the Exchange Offer on December 24, 1998, 415,273 shares of the Company Preferred Stock had been properly tendered and accepted by the Company for exchange.

Subsequent to the expiration of the Exchange Offer, the Company accepted private requests for the exchange of Company Preferred Stock from individuals under terms identical to those of the Exchange Offer. As a result, 32,950 shares of the Company Preferred Stock were exchanged during the quarter ended March 31, 1999 and an additional 14,000 were exchanged during the quarter ended June 30, 1999.

As a result of these exchanges, the Company's total Stockholders' Equity and other liabilities were reduced by $11.19 million and $432,000, respectively, and its Subordinated Notes liability increased by $11.38 million. Following the acceptance of the exchanges of the Company Preferred Stock, described above, 462,223 shares of the Company Preferred Stock (representing approximately 33.0% of the 1,400,000 shares of Company Preferred Stock outstanding before the commencement of the Exchange Offer) had been properly tendered and accepted by the Company. No members of the Organized Group tendered any shares of the Company Preferred Stock in the Exchange Offer.

Interest Expense. The Subordinated Notes carry an interest rate of 8%, which will rise to 8.5% for the 37th to 42nd month following the issuance date and to 9.0% in the 43rd to 48th months following the issuance date. All interest will be compounded semi-annually, following December 30, 1998, the date of Subordinated Notes issuance. The Subordinated Notes were discounted at issuance, on the Financial Statements of the Company, by $363,000 in order to provide a level cost of funds for the Subordinated Notes of 9.0%. This rate is consistent with debt instruments of similar credit quality and maturity structure at the time the Subordinated Notes were issued. During the year ended December 31, 1999, accrued interest expense, in the amount of $524,000 (including accretion expense for the effective yield discount and debt issuance costs of $69,000), was recognized for the six month period from date of issuance of the Subordinated Notes to the end of the fiscal year. See Note 26 to the Consolidated Financial Statements.

Subsidiaries

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

Employees

At June 30, 1999, the Company had two employees, the President and Chief Executive Officer, and a second employee engaged in administrative duties. See
Note 14 to the Consolidated Financial Statements. See "Item 10. Directors and Executive Officers of the Registrant."

Taxation

Certain Tax Attributes. As of June 30, 1999, the Company had recorded a gross deferred tax liability of approximately $26.3 million in its consolidated financial statements. Also, as of June 30, 1999, the Company had recorded a gross deferred tax asset of approximately $72.5 million, primarily attributable to net operating loss carry forward attributes ("NOLs") of approximately $101.7 million, reserves for loan losses and real estate valuation allowances of approximately $10.7 million and general business and alternative minimum tax credits of approximately $6.8 million. The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of losses in recent fiscal years and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Company believes will more likely than not be realized. Accordingly, neither a net overall liability nor a net overall asset was reflected in the Company's consolidated financial statements. The tax attributes associated with the deferred tax assets have not been reviewed or approved by the IRS. As described further below, the Equity Offering and related transactions may have adversely affected the ability of the Company to realize its deferred tax assets, with the effect that the Company would have an overall net deferred tax liability and concomitant reduction to its stockholders' equity. As a result, the Company could be subject to substantial increased out-of-pocket tax expenditures.

Section 382 of the Code generally provides that if a corporation undergoes an "ownership change," the amount of taxable income that the corporation may offset after the date of the ownership change (the "Change Date") by NOLs (and certain built-in losses, as described below) existing on the Change Date will be subject to an annual limitation. In general, the annual limitation is equal to the product obtained by multiplying (i) the fair market value of the corporation's equity immediately prior to the Change Date (with certain adjustments, including an exclusion of capital contributions made during the two years preceding the Change Date), by (ii) the long-term tax-exempt bond rate determined for the month in which the Change Date occurs, as published by the IRS. For "ownership changes" occurring during June 1994, that rate is 6.01%. If an "ownership change" of the Company took place during June 1994, the Company might be permitted to use no more than approximately $865,000 of its NOLs annually to offset taxable income realized after the Change Date, including income which will be realized in connection with the Branch Sale. Accordingly, the Company's ability to use its deferred tax assets may be reduced materially, resulting in the recognition of additional tax expense and a reduction to its stockholders' equity and the Company's liquidity.

Built-in losses, measured by the excess, if any, of the tax basis of each asset of the corporation over its fair market value, also may be limited under Section 382, if, as is believed to be the case with respect to the Company, the corporation had a net unrealized built-in loss in excess of the lesser of $10.0 million or 15% of the fair market value of its assets, and if the built-in losses are recognized within five years after the Change Date. Certain deductions that have accrued economically on the Change Date and would otherwise have been taken after the Change Date (possibly including suspended passive activity losses) may also be treated as built-in losses.

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

Based on current ownership information available to the Company, the Company is of the view that no ownership change of the Company occurred within the three years preceding and three years succeeding the Equity Offering. The Company expects that the Equity Offering, when combined with prior changes in ownership of stock of the Company and other contemplated transactions affecting ownership of the capital stock of the Company occurring in connection with the Equity Offering, did not result in an ownership change of the Company. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Equity Offering under Section 382, the Company has made certain legal judgments and certain factual assumptions. The Company has not requested or received any rulings from the IRS with respect to the application of Section 382 to the Equity Offering and the IRS could challenge the Company's determinations.

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

As part of its efforts to avoid any limitation under Section 382 of the Code on the use of its NOLs and other tax attributes, each of Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B agreed to certain restrictions on the transfer of the Common Stock
                                       13
and any other security of the Company which is deemed to be "stock" for purposes of Section 382 of the Code and regulations promulgated thereunder for a five-year period following consummation of the Equity Offering. These restrictions on transfer are intended to reduce, but do not eliminate, the possibility that there may be a future ownership change affecting the ability of the Company to use its then-existing losses, loss carryovers and built-in losses. Mr. Dworman, as the largest stockholder of the Company following the Equity Offering, may continue to exert substantial influence over decisions made by the Company's Board, including its decisions as to whether to approve a transfer of stock of the Company that could result in an ownership change, with the above-described consequences.

Section 269(a)(1) of the Code generally provides that, if one or more persons acquire control of a corporation and the principal purpose of the acquisition is to evade or avoid federal income tax by securing the benefit of a deduction, credit or other allowance which those persons or the corporation would not otherwise enjoy, then the IRS may disallow the corporation's deductions, credits or other allowances. For this purpose, "control" means ownership of stock possessing either at least 50% of the voting power or at least 50% of the total value of all classes of stock of the corporation. Although the Company's Equity Offering resulted in one or more persons acquiring control of the Company, the Company understands that the principal purpose of the investors for participating in the Equity Offering was not to avail themselves of any tax benefits of the Company. It is possible, however, that the IRS may challenge this view. If any such challenge were successful, the Company could lose its future ability to use its losses, loss carryovers and built-in losses to offset its future income.

Federal Taxation. For federal income tax purposes, the Company reports its income and expenses using the accrual method of accounting. The Company and certain of its subsidiaries file consolidated federal income tax returns on a fiscal year basis and are subject to federal income tax under the rules of the Internal Revenue Code ("Code") in the same manner as other corporations. The currently effective maximum federal corporate income tax rate increased to 35%. In addition to regular income taxes, corporations such as the Company are subject to an alternative minimum tax which is generally equal to 20% of the excess of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain other tax items) over regular income taxes. A portion of alternative minimum taxes paid can be credited against regular taxes due in later years, subject to certain limitations.

As of June 30, 1999, the Company had four existing tax attributes which could be used to reduce federal tax liabilities in the current and future years. These are its passive activity loss carry forwards and credits, net operating loss
(NOL) carry forwards, and general business and alternative minimum tax credits, each of which is discussed below and in Note 19 to the Consolidated Financial Statements.

At June 30, 1999, the Company had suspended passive activity losses for federal income tax purposes of approximately $277,000 and suspended passive activity credits (consisting of rehabilitation tax credits) which it has not been able to utilize in prior periods and are subject to substantially similar limitations, of approximately $6.8 million. In addition, tax credits of $555,000, and $784,000, were generated in 1995 and 1994, respectively, and are considered non passive. This credit is primarily attributable to the Company's investment in the rehabilitation of an historic multi-family residential project located in Philadelphia, Pennsylvania. See Note 19 to the Consolidated Financial Statements for additional information. The primary source of the Company's "passive" losses has been from losses incurred by subsidiaries of the Company in real estate joint ventures, and certain losses incurred by the Company in connection with real estate acquired through foreclosure. "Passive" losses from these sources may be deducted against the Company's "active income" other than its "portfolio income." For tax years in which the Company is considered to be "closely held" within the meaning of the Code, passive activity losses and credits in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income and liabilities from passive activities or from an active trade or business in future years, or will generally be fully deductible (but not creditable) upon a complete disposition of the underlying passive activity. These tax credits are only utilizable against tax liability which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carry forwards have been utilized.

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

At June 30, 1999, the Company had NOL carry forwards for federal income tax purposes of approximately $101.7 million. The Company's NOLs may be carried forward 20 years and will expire in 2011 through 2019.

The Company is subject to Federal income tax on its operations conducted after the Branch Sale and will recognize gain or loss at the time of the disposition of those of its assets not sold therein. Commencing with the taxable year of the making of any liquidating distribution with regard to the Company Preferred Stock, the Company will become subject to the passive activity loss limitation rules and the "at-risk" rules of the Code and, if at least 60% of the Company's "adjusted ordinary gross income" for any year is "personal holding company income" (each as defined), the Company may be subject to a personal holding company tax on its undistributed personal holding company income for such year. The passive activity loss limitation and "at-risk" rules have not applied to the Company during the period that the Series A Preferred Stock was outstanding (although the Company has passive activity loss carryovers and credits arising before that period) and the personal holding company rules have not applied to the Company during the time that it has been a "Company" or a "domestic building and loan association," each as defined in the relevant provisions of the Code.

At June 30, 1999, the Company had an alternative minimum tax credit carry forward of approximately $2.5 million for federal income tax and financial reporting purposes attributable to alternative minimum taxes paid in prior periods. This tax credit is only utilizable against regular tax liabilities which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carry forwards have been utilized.

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

The Company is a Delaware corporation that succeeded to the assets, liabilities and business of River Bank as a result of a reorganization consummated on May 22, 1998. Prior to the Reorganization, the Predecessor Bank was a stock-form savings bank chartered under the laws of the State of New York, and its remaining non-retail deposit accounts and escrow accounts were insured up to applicable limits by the Bank Insurance Fund administered by the FDIC. The Predecessor Bank was therefore subject to extensive regulation, examination and supervision by the Banking Department and by the FDIC. As a Delaware corporation, no longer engaged in banking activities, the Company is no longer subject to regulation by the Banking Department or the FDIC. The Company remains subject to the information and reporting requirements of the Exchange Act, as amended, administered by the SEC.


ITEM 2
                                   PROPERTIES

During the year ended June 30, 1996 the Company terminated all remaining lease obligations involving properties and executive offices. The Company is no longer obligated under any material amounts of non-cancelable operating leases. During 1999, the Company paid rent in an aggregate amount that was not material to its financial statements.

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

By letter, dated May 22, 1998, counsel for certain holders of shares of the Company's Preferred Stock advised the Company that such holders objected to the Reorganization. Specifically, such counsel alleged that the Reorganization (i) constituted a "liquidation" of River Bank America in violation of the terms of the certificate of designations of the Predecessor Preferred Stock by failing to provide for the payment to the holders of the Predecessor Preferred Stock of the liquidating distribution required by the certificate of designations of $25.00 per share, plus all accrued, undeclared and unpaid dividends thereon, (ii) was illegal under the New York Banking Law (the "NYBL") which provides, in the case of a voluntary liquidation, that the liquidating corporation shall distribute its remaining assets among its shareholders according to their respective rights and interests, (iii) violated a commitment made in River Bank's proxy statement, dated May 13, 1996, to retire the Predecessor Preferred Stock following approval and finalization of the sale of certain of its branches and assets to HSBC and
(iv) constituted a breach of duty owed by River Bank's Board of Directors to the holders of the Predecessor Preferred Stock.

The Company believed such allegations were without merit. However, in an effort to resolve these claims on an amicable basis, representatives of the Company and such holders had discussed from time to time since the date of such letter, certain proposals under which the Company would offer to exchange a new security for the Company Preferred Stock. In October, 1998, the Company proposed to representatives of such holders to effect an exchange offer upon substantially the terms and conditions of the Exchange Offer. On October 27, 1998, 11 holders of Company Preferred Stock who claimed to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the outstanding shares) of Company Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action" ), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action alleged (the "Allegations"), among other things, that (i) the Defendants breached the certificate of designations relating to the Predecessor Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the certificate of designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL,
(iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the certificate of designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the certificate of designations were ultra vires and should be declared void and (vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The motion was argued before the court on March 23, 1999 and the court reserved decision. The motion remains pending before the court.

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

ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


PART II

ITEM 5

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Common Stock - The Common Stock of the Company is traded in limited and sporadic transactions in the inter-dealer over-the-counter market, and bid and ask price quotes are periodically available from the NASD Bulletin Board. Available quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual trading transactions and the availability of quotations should not be considered an indication of the existence of an established active and liquid market. Neither the Company nor the Predecessor Bank have declared dividends on their respective common stock. See "Consolidated Financial Statements - Note 18".

ITEM 6
                             SELECTED FINANCIAL DATA
                  (Dollars in Thousands, Except Per Share Data)

The following table sets forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. The data at June 30, 1999, 1998, 1997, 1996 and 1995 and for the years ended June 30, 1999, 1998,
1997,  1996 and 1995,  have been  derived from  audited  consolidated  financial
statements  of  the  Company,   including  the  audited  Consolidated  Financial
Statements and related Notes included elsewhere herein and other schedules prepared for item 6 of this document. The selected consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included in the Consolidated Financial Statements and related Notes, included elsewhere herein.

                                                                                         June 30,
                                                        --------------------------------------------------------------------
                                                        1999             1998           1997          1996            1995
                                                        ----             ----           ----          ----            ----
                                                                    (Dollars in thousands, except per share data)

Balance Sheet Data (1):
Total assets                                            $ 174,406   $  190,910     $  211,659     $  285,478      $1,463,637

Real estate held for investment                            92,438       82,835         84,102             --              --
Real estate held for disposal, net                          2,000        3,650         13,247             --              --
Investments in real estate, net (3)                            --           --             --        146,440         231,302

Loans receivable:
   Single-family residential                                1,229        1,306          3,924          4,557         234,386
   Multi-family residential                                21,519       24,638         26,092         31,336         249,252
   Commercial real estate                                  30,949       33,062         50,077         51,090         463,760
   Construction                                                --           --             --             --           5,301
   Commercial business                                         --           --             --         12,984          36,695
   Consumer                                                    --           --             --          3,038          21,274
   Less:
      Deferred fees and unearned discount                      --           --             --             --          (2,220)
      Allowance for credit losses                              --      (17,697)       (25,787)       (34,142)        (33,985)
                                                    -------------   -----------   ------------   -----------     -----------
Total loans receivable, net                                37,882       41,309         54,306         68,863         974,463
Loans sold with recourse                                       --       15,781         24,451         29,914              --
                                                    -------------   ----------    -----------    -----------        --------
Total loans, net and  loans sold with recourse             37,882       57,090         78,757         98,777         974,463

Cash and due from banks and money
   market instruments                                      28,135       32,087         14,036         17,129         108,540
Investment securities, net and investment
 securities available for sale (2)                          1,294        1,373          6,275          5,685          31,372
Commercial and consumer loans, net                          7,974        8,091          9,894             --              --
Mortgage-backed and related securities
   and mortgage-backed and related
   securities available for sale  (2)                          --           --             --            187          72,643

Deposits                                                       --           --             --          3,022       1,171,530
Increasing Rate Junior Subordinated Notes due 2006         11,375           --             --             --              --
Borrowed funds                                             50,557       68,760         84,272        115,786         179,061
                                                     ------------   ----------    -----------     ----------     -----------
Stockholders' equity (6)                             $     96,517   $  107,183     $  108,510      $ 138,520      $   90,134
                                                     ============   ==========     ==========      =========      ==========

Shares of Common Stock outstanding                      7,100,000    7,100,000      7,100,000      7,100,000       7,100,000
Book value per common share (5)                      $      10.30   $    10.17     $    10.35      $   14.58     $      7.77
                                                    =============   ==========     ==========     ==========     ===========

(Footnotes on second following page)

                                                                              Fiscal Year Ended June 30,
                                                            -----------------------------------------------------------
                                                            1999        1998         1997          1996            1995
                                                            ----        ----         ----          ----            ----
                                                                    (Dollars in thousands, except per share data)

Operations Data (1):
Rental revenue and operations:
     Rental income and other property revenue                $ 14,940     $ 13,779     $ 16,158      $ 18,530    $       --
     Property operating and maintenance expense               (10,521)     (10,884)     (12,827)      (17,734)           --
     Depreciation - real estate held for investment            (2,338)        (383)        (200)         (208)           --
                                                             ---------    ---------    -----------   ----------  -----------
      Net rental operations                                     2,081        2,512        3,131           588            --
Other property income (expense):
     Net gain (loss) on sale of real estate                     3,694        1,998       (1,754)       (3,499)           --
     (Recovery)/Write downs of investment in real estate          107       (1,106)     (19,745)       (1,889)      (14,460)
                                                             ---------    ----------   -----------   -----------  ----------
      Total other property income (expense)                     3,801          892      (21,499)       (5,388)      (14,460)
Other income:
   Interest income:
      Interest and dividend income                              3,180        4,197        5,469        94,409        88,878
      Provision for possible credit losses                         --       (1,500)      (1,000)       (5,250)       (5,041)
                                                             ---------    ----------    ----------   ---------     ----------
             Total interest income                              3,180        2,697        4,469        89,159        83,837
   Realization of contingent participation revenues             1,000        3,356           --            --            --
   Income (loss) from other real estate owned, net                 --           --           --            --           103
   Other                                                           --           --           --            --         1,228
                                                             ---------    ---------     ----------   ----------    ---------
      Total other income                                        4,180        6,053        4,469        89,159        85,168

 Total revenues                                                10,062        9,457      (13,899)       84,359        70,708

Interest expense                                                4,759        6,109        7,360        61,794        52,255
Other expenses:
      Deposit insurance expenses                                   --           --           --         2,533         3,704
      Foreclosure costs                                            --           --           --           225         1,105
      Other                                                      4,148       6,117        7,369        33,996        38,666
                                                              --------    ---------     ----------   ----------    ----------
    Total other expenses                                         4,148       6,117        7,369        36,754        43,475

  Total expenses                                                 8,907      12,226       14,729        98,548        95,730

Net income (loss) before other income (expense) and before
                                                              ---------   ----------    ----------   -----------   ---------
    provision for income taxes                                   1,155      (2,769)     (28,628)      (14,189)      (25,022)

Other income (expense):
       Banking fees, service charges and other net
 income                                                            --         --           --           3,996         2,320
       Gains on sale of offices and branches of the
          Predecessor Bank (6)                                     --         --           --          77,560            --
 Net gains (losses) on sale of investment securities               --        1,697       (1,495)         (605)          441
       Provision for HSBC Branch Sale
         contingencies (4)                                         --         --         (3,300)           --            --
                                                              ---------   ----------    ----------    -----------   ---------
   Total other income (expense)                                    --        1,697       (4,795)       80,951         2,761
                                                              ---------   ----------    ----------    -----------   ---------

Income (loss) before income tax expense (benefit)                1,155      (1,072)     (33,423)       66,762       (22,261)
Income tax expense (benefit)                                       550         434       (3,300)       11,749         2,113
                                                              ---------   ----------    ----------    -----------  ---------
Income (loss) after income tax expense (benefit)                   605      (1,506)     (30,123)       55,013       (24,374)
Dividends declared on preferred stock                              --          --           --          5,250         5,250
                                                              ---------   ----------   -----------    ----------   ----------
Net income (loss) applicable to Common Shares                 $    605   $  (1,506)    $(30,123)      $49,763      $(29,624)
                                                              =========   ==========   ===========    ==========   ==========
Basic and diluted net income (loss) per share (5)             $   0.09       (0.21)       (4.24)         7.01      $  (4.17)
                                                              =========   ==========   ===========   ===========   ===========

Other Data (1) (7):
Average equity to average assets                                 53.81%      54.37%       50.97%         5.51%         7.18%
Equity to assets at period end (9)                               55.34       56.14        51.35           48.52        6.16
Weighted average yield on interest earning assets (8)             3.33        4.21         4.90            7.42        7.11
Weighted average rate paid on interest-bearing
liabilities (8)                                                   6.87        8.17         6.97            4.43        3.88
Interest rate spread (8)                                         (3.54)      (3.96)       (2.07)           2.99        3.23
Net interest margin                                              -n/a-     -n/a-         -n/a-           -n/a-         2.93
Return on average assets (10)                                     0.32       (0.76)       (1.27)           3.64       (1.65)
Return on stockholders' equity (10)                               0.60       (1.40)      (24.84)          66.12      (27.04)


 (1) Reflects the sale, effective June 28, 1996, of the Company's remaining eleven branch offices. As a result of such transaction, the Company's total assets, loans receivable, net, and deposits decreased by $1,066.6 million, $1,034.9 million and $1,159.6 million, respectively, and the Company recorded a pre-tax net gain of $77.6 million.

 (2)     At June 30, 1999,  1998,  1997,  1996,  and 1995,  all of the Company's
         investment and mortgage backed securities, were classified as available for sale in accordance with the Company's asset management plan and may be sold in response to changes in interest rates, prepayment risk, liquidity needs or similar factors in connection with the Predecessor Bank's asset and liability management strategy.

 (3) For years prior to June 30, 1997, investments in real estate consist of in-substance foreclosures, real estate held for disposal and real estate held for investment, net of related reserves.

 (4) During the year ended June 30, 1997, the Company and HSBC undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by HSBC related to certain assets acquired by HSBC in the Branch Sale. The establishment of this reserve is reflected on the 1997 Statement of Operations as provision for HSBC Branch Sale contingencies. The Company believes that the reserve for closing settlement adjustments adequately provides for claims which may be asserted by HSBC.

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

 (8) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest-bearing demand accounts), and net interest margin represents net interest income as a percent of average interest-earning assets.

 (9)     Data is as of the end of the indicated periods.

(10) Net income for fiscal 1996 includes a $67.6 million after-tax net gain from the Branch Sale in June 1996. Excluding this gain, return on average assets and return on stockholders' equity for 1996 would have been (0.83%) and (15.09%), respectively.

The following table set forth selected data related to non-performing loans for the periods indicated: (Dollars in thousands)


                                                             1999          1998             1997        1996           1995
                                                             ----          ----             ----        ----           ----
Non-performing Loans Data (1):

Non-performing loans (2):
    Single-family residential (3)                           $   1,229    $    1,306     $     3,924   $    4,557    $    7,496
    Multi-family residential                                   13,718        14,724          16,790       19,658            --
    Commercial real estate                                      5,500         6,611          11,557        3,113        38,685
    Construction                                                   --            --              --           --         4,941
    Commercial business                                         8,459         8,458          12,806        6,817         6,263
    Consumer                                                    1,855         1,973           2,871        2,671           165
                                                          -----------     ---------      ----------    ---------    ----------
    Total non-performing loans                              $  30,761    $   33,072     $    47,948    $  36,816    $   57,550
                                                          -----------     ---------      ----------    ---------    ----------

Other asset Quality Data
     Delinquent loans (4)                                          --            --              --           --         9,206
     Restructured loans (5)                                    20,882        22,999          24,454       29,842       166,291
     Loans to facilitate sale of real estate assets (6)            --            --              --           --       215,191
     Allowance for potential credit losses                     18,155        20,037          31,570       34,142        33,985

Ratios: Loan Quality
Non-performing loans as a percentage
     of total assets                                            17.64%        17.52%          22.65%       12.90%         3.93%
Non-performing loans as a percentage
     of total loans                                             48.06         47.63           50.07        35.74          5.71
Allowance for credit losses as a percentage
     of non-performing loans                                    59.02         60.59           65.84        92.74         59.05
Net charge-offs as a percentage of
     average loans during the period ended                       2.85         14.41            3.59         1.03          0.90


(1) Non-performing loans consist of loans for which the Company has ceased to accrue interest income and has fully reserved against previously accrued interest income.

(2) The Company's total non-performing loans decreased by $2.3 million or 7.0% to $30.8 million at June 30, 1999, as compared to $33.1 million at June 30, 1998. Such net decreases were due primarily to the sales/satisfactions of an aggregate of $1.3 million of non-performing loans and a writeoff of $1.0 million.

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

ITEM 7
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

General. Total assets decreased by $16.5 million, or 8.6% during the year ended June 30,1999, following a decrease of $20.7 million or 9.8% during the year ended June 30, 1998. Total liabilities decreased by $5.8 million, or 7.0% during the year ended June 30, 1999 following a decrease of $19.4 million or 18.8% during the year ended June 30, 1998. Decreases in assets and liabilities in recent periods have been generally comprised of decreases in most of the principal categories of assets and liabilities.

The following table sets forth the principal categories of the Company's assets and liabilities at the dates indicated.

                                                                             June 30,
                                                      ----------------------------------------------------
                                                      1999                     1998                   1997
                                                      ----                     ----                   ----
                                                                    (Dollars in Thousands)
                                                                    ----------------------
Assets:
Investments in real estate, net                                   $     94,438          $     86,485           $     97,349
Real estate loans receivable, net                                       37,882                57,090                 78,757
Cash due from banks and money market
   instruments                                                          28,135                32,087                 14,036
Investment securities available for sale                                 1,294                 1,373                  6,275
Commercial and consumer loans, net                                       7,974                 8,091                  9,894
Total assets                                                           174,406               190,910                211,659

Liabilities:
Increasing Rate Junior Subordinated Debt due 2006                       11,375
Borrowed funds                                                          50,557                68,760                 84,272

Total liabilities                                                       77,889                83,727                103,149

Stockholders' equity                                              $     96,517           $   107,183            $   108,510


Investments in Real Estate, Net. Investments in real estate, which are comprised of real estate held for investment and real estate held for disposal, net of applicable fair market value reserves, increased by $8.0 million, or 9.2%, and declined by $10.9 million, or 11.2%, during the years ended June 30, 1999 and 1998, respectively. The net increase in Investment in Real Estate in 1999 resulted primarily from the reclassification of two assets previously reported as loans sold with recourse, net of disposals of investments in real estate during fiscal 1999. All disposals in 1999 and 1998 were made in accordance with the Company's asset management strategies.

During the year ended June 30, 1999, the Company disposed of two properties with net book values totaling $2.6 million. In addition, investments in real estate, excluding the reclassification into investments in real estate of $14.0 million in loans sold with recourse, decreased, during the fiscal year ended June 30, 1999, as the result of sales of apartment units within the Company's two multi-family residential developments totaling $1.7 million, and depreciation affecting investments in real estate of $2.3 million. These disposals of investments in real estate, totaling $6.6 million, were partially offset by additional asset fundings in the amount of $655,000 which were made during the year.

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

Loans Secured by Real Estate. Total loans secured by real estate declined $19.2 million, or 33.6%, and $21.7 million, or 27.5%, during the fiscal years ended June 30, 1999 and 1998, respectively. During the year ended June 30, 1999, three loans were paid in full, totaling $2.8 million and $14.0 million in loans sold with recourse were reclassified to Investment in Real Estate as described in Investments in Real Estate, Net above. In addition, the Company received principal reduction payments of $2.7 million. During the year ended June 30, 1998, the Company funded $162,000 related to loans secured by real estate.

During the year ended June 30, 1998, five loans were paid in full, totaling $6.3 million. In addition, the Company received principal reduction payments of $15.9 million. During the year ended June 30, 1998, the Company funded $1.1 million. See Notes 1, 8, 10 and 11 to the Consolidated Financial Statements.

Cash and Due from Banks and Money Market Instruments. Cash and due from banks and money market instruments decreased by $4.0 million or 12.3% during the year ended June 30, 1999, following an increase of $18.1 million or 128.6% during the year ended June 30, 1998. The increase in cash for the year ended June 30, 1998 was primarily due to the sales and/or repayment of investments in real estate and loans receivable during the year. For additional information, see Note 5 to the Consolidated Financial Statements.

At June 30, 1999, HSBC had restricted a total of $13.4 million in funds, held on deposit with HSBC, in accordance with the terms of the Branch Sale and the HSBC Facility agreements. At June 30, 1998, HSBC had restricted a total of approximately $19.6 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves at June 30, 1999 arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility agreements.

Investment Securities, Available for Sale. Total investment securities, available for sale decreased $78,000, or 5.8%, during the year ended June 30, 1999, following an decrease of $4.9 million, or 78.1% during the year ended June 30, 1998. The $78,000 decrease in investment securities, available for sale at June 30, 1999, as compared with June 30, 1998, was due to a decline in market value of the securities during fiscal 1999.

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

Commercial and Consumer Loans, Net. Total commercial and consumer loans decreased $117,000, or 1.1%, and $5.2 million, or 39.3%, during the fiscal years ended June 30, 1999 and 1998, respectively. The decline in total commercial and consumer loans during the year ended June 30, 1999 was due to normal principal repayments and loan amortization. During the year ended June 30, 1998, one loan was paid in full, totaling $400,000 . In addition, the Company received principal reduction payments of $1.0 million. During the year ended June 30, 1998, the Company also wrote off $3.8 million in commercial and consumer loans.

Borrowed Funds. The Company's borrowed funds decreased by $18.2 million or 26.5% and $17.6 million or 20.9% during the years ended June 30, 1999 and 1998, respectively. Borrowed funds decreased during fiscal 1999 and 1998 primarily as the result of repayment transactions utilizing funds received from the liquidation of certain assets.

Stockholders' Equity. Total stockholders' equity decreased by $10.7 million, or 10.0%, and $1.3 million, or 1.2% during the fiscal years ended June 30, 1999 and 1998, respectively. The decline in stockholder's equity during the year ended June 30, 1999 was primarily due to the effects of the Preferred Stock Exchange Offer. As a result of the exchanges of preferred stock made under the Exchange Offer, total stockholder's equity and other liabilities were reduced by $11.51 million and $432,000, respectively, and its Subordinated Notes liability increased by $11.94 million.

Total stockholders' equity in fiscal 1998 was primarily a result of the Company's reported operating loss of $1.5 million in that year. See "Preferred Stock Exchange Offer" and Note 27 to the Consolidated Financial Statements.

At June 30, 1999 and 1998, an aggregate of $1.0 million and $926,000, respectively, were deducted from the Company's stockholders' equity under Statement of Financial Accounting Standards No. 115 (SFAS-115) "Accounting for Marketable Equity Securities," reflecting net unrealized losses on investment securities classified as available for sale. See the consolidated statements of changes to stockholders' equity in the Consolidated Financial Statements and
Note 18 to the Consolidated Financial Statements.

The following table summarizes the calculation of the Company's book value per share at June 30, 1999, 1998 and 1997.


                                                                                   Year ended June 30,
                                                                    ----------------------------------------------------
                                                                    1999                   1998                    1997
                                                                    ----                   ----                    ----
                                                                                   (Dollars in thousands)
Total stockholders' equity                                          $     96,517           $    107,183            $   108,510
Less: liquidation value of preferred stock                                23,444                 35,000                 35,000
                                                                    ------------           ------------          -------------
Net stockholders' equity                                            $     73,073           $     72,183            $    73,510
                                                                    ============           ============           ============

Total shares of Common Stock issued
    and outstanding                                                    7,100,000              7,100,000              7,100,000
Book value per common share                                         $      10.30           $      10.17           $     10.35
                                                                    ============           ============           ============


Results of Operations - Fiscal year ended June 30, 1999 compared to fiscal year ended June 30, 1998

General. The Company reported net income attributable to common shares of $605,000, or $0.09 per share, for the year ended June 30, 1999, as compared with a net loss applicable to Common Shares of $1.5 million, or ($0.21) per share, for the fiscal year ended June 30, 1998. The primary reason for the increase in the Company's net income for the fiscal year ended June 30, 1999, as compared to the previous year, was the reduction in writeoffs of investments in real estate from $1.1 million in fiscal 1998 to a recovery of $107,000 in fiscal 1999, a net pre-tax reduction in such writeoffs of $1.2 million, or 109.6%. In addition, the Company's net gains on the sale of real estate increased $1.7 million, or 84.9%, to $3.7 million in fiscal 1999, as compared to $2.0 million in the previous fiscal year. Interest income, after provision for loan losses, increased to $3.2 million during the year ended June 30, 1999, as compared to $2.7 million in the previous year. Interest expense declined $1.4 million, or 22.1%, to $4.8 million in the year ended June 30, 1999 from $6.1 million in the previous year. Other operating expenses declined $2.0 million, or 22.1%, to $4.1 million during fiscal 1999 as compared to $6.1 million in the previous fiscal year. Partially offsetting these positive affects on net income in 1999, as compared to fiscal 1998, were a reduction in other income (expense) of $1.7 million, or 100.0%, and a decline in net rental revenue of $431,000, or 17.2%, in the year ended June 30, 1999 as compared with the previous year.

Rental Income. For the year ended June 30, 1999, rental income was $14.9 million, an increase of $1.2 million, or 8.4%, from $13.8 million for the year ended June 30, 1998. The increase in rental income in the year ended June 30, 1999, as compared with the previous fiscal year, was primarily attributable to increases in rental income per unit at the Company's multi-family residential real estate properties and, additionally, to slight increases in the overall occupancy rates at those properties.

Property Operating and Maintenance Expenses. For the year ended June 30, 1999, property operating and maintenance expenses ("property expenses") were $10.5 million, a decline of approximately $363,000, or 3.3%, from $10.9 million for the year ended June 30, 1998. The decline in property expenses was primarily attributable to reductions in overall operating costs associated with general maintenance and repair expenses for the Company's real estate held for investment.

Interest Income. For the year ended June 30, 1999, total interest income, net of provisions for possible credit losses, was $3.2 million, an increase of $483,000, or 17.9%, from $2.7 million for the previous fiscal year. The increase in total interest income in fiscal 1999, as compared with the previous year, was primarily due to a decrease in the provision for possible credit losses of $1.5 million in fiscal 1999, as compared with the previous year.

Without regard to the effects of the provision for possible credit losses on total interest income, total interest income declined $1.0 million, or 24.2%, from $4.2 million during the year ended June 30, 1998, to $3.2 million during the current fiscal year. The decline in total interest income was due to the full satisfaction of $4.9 million and $16.4 million in performing loans during the years ended June 30, 1999 and 1998, respectively.

For the year ended June 30, 1999, the Company's provision for possible credit losses was $0, a decrease of $1.5 million from the $1.5 million provision taken in the previous fiscal year. These provisions resulted from management's ongoing evaluation of the adequacy of the allowance for credit losses in light of, among other things, the amount of non-performing loans, the risks inherent in the Company's loan portfolio and the markets for real estate and economic conditions in the New York metropolitan area and other areas in which the Company had engaged in lending activities. The provision for credit losses in the fiscal 1999 and 1998 periods reflect management's internal analysis of its loan assets. See Note 10 to the Consolidated Financial Statements.

Depreciation - Real Estate Held for Investment. For the year ended June 30, 1999, depreciation charges associated with real estate held for investment were $2.3 million, an increase of approximately $1.9 million, or 510.4%, as compared with depreciation charges associated with real estate held for investment in the previous year of $383,000. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. During the year ended June 30, 1999, the Company recorded a full year's depreciation expense of approximately $2.1 million for five real estate assets, within the Real Estate Held for Investment categorization. Depreciation expenses for the same properties for which depreciation in the amount of $183,000 was recorded during the previous year from the period May 22, 1998 to June 30, 1998. The remaining $208,000 in depreciation charges recorded during the years ended June 30, 1999 and 1998 were for the sixth property, consistent with depreciation charges taken in prior periods for that property. On May 22, 1998, as a consequence of the Reorganization, the Company was no longer subject to the categorization and depreciation regulations for investments in real estate previously imposed by the Predecessor Bank's regulators. Accordingly, on that date, the Company began to record depreciation charges, as required by SFAS-121, for all Real Estate Held For Investment, that had not been subject to depreciation charges in prior periods. See Note 1 to the Consolidated Financial Statements.

Recoveries/Write downs of Investments in Real Estate. During the year ended June 30, 1999, the Company recorded a recovery of $107,000, related to the receipt of funds following the sale of certain joint venture assets in California. These assets had been written down in the previous year. During the year ended June 30, 1998, the Company wrote down two investments in joint ventures, totaling $1.1 million.

Interest Expense. During the year ended June 30, 1999, the Company recorded interest expenses in the amount of $4.8 million, a decline of $1.4 million, or 22.1%, as compared with interest expenses of $6.1 million in the previous fiscal year. Interest expenses declined in 1999, as compared with 1998, primarily as a result of declines in the average amount borrowed by the Company in fiscal 1999 as compared with fiscal 1998. During 1999, the Company borrowed an average of $65.1 million, a decline of $8.2 million, or 11.2%, as compared with average borrowings of $73.3 million during the year ended June 30, 1998. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1999 and 1998. In addition, interest expense declined as a result of a decline in general interest rates and as a result of the modification of the terms of the loan agreements between HSBC and the Company which effectively reduced the rate of interest paid by the Company to HSBC. This modification, which became effective on October 1, 1998, provided compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of these factors, the average annual rate of interest paid to HSBC declined from approximately 8.20% in 1998 to 6.53% in 1999.

Other Income. During the year ended June 30, 1999, other income was $4.7 million, a decrease of $660,000, as compared with income of $5.4 million in fiscal 1998. Other income decreased during fiscal 1999, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $1.0 million in 1999, as compared with $3.4 million in the previous year. This decline in contingent participation revenues of $2.4 million, was partially offset by the recognition of a net gain from real estate sales during fiscal 1999 of $3.7 million, an increase of $1.7 million as compared with net income in the previous year of $2.0 million.

Contingent participation revenues were realized on one junior participation loan and two junior participation loans, which were paid in full during fiscal 1999 and 1998, respectively. Each of the loans had been sold to HSBC on June 28, 1996 and were fully reserved for on the Company's books following the Branch Sale. The Company retained a contingent interest in these two loans approximating $3.3 million in principal amount following the Branch Sale. At June 30, 1998, the Company had a remaining contingent interest in two junior participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

During the year ended June 30, 1999, the Company sold a parking garage adjacent to its real estate investment in Atlanta, GA and a portion of the residential units within two multi-family housing properties in New York, NY, realizing a net gain on sale of $3.7 million. During the previous fiscal year, the Company sold two properties realizing a net gain of $2.0 million.

Other Expenses. Other expenses consist of the Company's general and administrative expenses. Other expenses do not include direct real estate operations expenses, which are included in "property operating and maintenance expense," discussed above.

During the year ended June 30, 1999, the Company recorded other expenses in the amount of $4.1 million, a decline of approximately $2.0 million, or 32.2%, as compared with other expenses of $6.1 million in the previous fiscal year. Other expenses declined in the year ended June 30, 1999, as compared with the previous year, primarily as a result of declines in salaries and employee benefit expenses, legal and professional fees, and other operating expenses in fiscal 1999 as compared with fiscal 1998. The following table sets forth the components of the Company's other expenses during the periods indicated.



                                         Fiscal Year ended June 30,
                                          1999          1998
                                          ----          ----
                                           (Dollars in Thousands)
     Salaries and employee benefits     $     202       $      900
     Legal and professional fees            1,460            2,305
     Management fees                        2,426            2,562
     Other operating expenses                  60              350
                                        ----------      ----------
     Total                              $   4,148       $    6,117
                                        ==========      ==========

Legal and professional fees expense decreased from $2.3 million during the year ended June 30, 1998 to $1.5 million in fiscal 1999 primarily as a result of a reduction in expenses incurred in connection with the Bank's successful reorganization from a New York State chartered savings bank to a Delaware corporation, which occurred in fiscal 1998. The Company accrued and paid $900,000 and $1.6 million, respectively, in the year ended June 30, 1998, for legal and professional fees associated with this conversion.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the ongoing management of Company assets. The Management Company was a newly-formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1999, the Company accrued $2.6 million in fees payable to the Management Company, of which $139,000 related to fees incurred upon disposition of assets (which were accounted for as a reduction in the proceeds from sale of those assets). During the year ended June 30, 1998, the Company accrued $3.0 million in fees payable to the Management Company, of which $398,000 related to fees incurred upon disposition of assets. At June 30, 1999, the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $223,000. See "Item 13. Certain Relationships and Related Transactions".

All other operating expenses declined $290,000, or 82.9%, to $60,000 for the year ended June 30, 1999 as compared with the year ended June 30, 1998, in which other operating expenses were $350,000. During the year ended June 30, 1999,the Company received a settlement in the amount of $240,000, related to property taxes previously paid on the Predecessor Bank's former headquarters facility. These property tax expenses had been charged to other operating expenses in prior periods.

Other Income (Expense). Other income and expense was $0 and $1.7 million during the years ended June 30, 1999 and 1998, respectively. Other income (expense) in the year ended June 30, 1998 was primarily due to the $1.8 million gain on the sale of the Company's largest preferred stock holding, recorded during the quarter ended September 31, 1997.

During the quarter ended December 31, 1996, the Company and HSBC undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by HSBC related to certain assets acquired by HSBC in the Branch Sale. The establishment of this reserve is reflected on the Statement of Operations, for fiscal 1997, as provision for HSBC Branch Sale contingencies. The Company believes that the remaining reserve for closing settlement adjustments adequately provides for claims which may be asserted by HSBC.

Provision for Income Taxes. Statement of Financial Accounting Standards No. 109 (SFAS-109), "Accounting for Income Taxes," requires the Company to recognize a deferred tax asset relating to the unrecognized benefit for all temporary differences that will result in future tax deductions and for all unused NOL and tax credit carry forwards, subject to, in certain circumstances, reduction of the asset by a valuation allowance. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. Realization of tax benefits for deductible temporary differences and unused NOL and tax credit carry forwards may be based upon the future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in prior carryback years and, if appropriate, from tax planning strategies.

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

Under SFAS-109, at June 30, 1999, the Company recorded a net deferred tax asset of approximately $26.3 million and deferred tax liabilities of $26.3 million. The net deferred tax asset reflects gross deferred tax assets of $72.5 million and a valuation allowance of $46.2 million. The net deferred tax asset represents primarily the anticipated federal and state and local tax benefits that could be realized in future years upon the utilization of existing tax attributes. The deferred tax asset primarily relates to provisions for anticipated credit losses recognized for financial statement purposes that have not yet been realized for tax purposes, suspended passive activity losses and credits, deferred income on venture investments and available NOL carry forwards. Generally, the amount of a company's net deferred tax asset may serve to increase its net worth under generally accepted accounting principles. However, because of the net losses incurred by the Company in recent years, the Company established a $46.2 million valuation allowance, resulting in a net deferred tax asset of $26.3 million. The valuation allowance decreased by approximately $3.3 million during the fiscal year ended June 30, 1999. Realization of the net deferred tax asset is expected to occur upon reversal of existing taxable temporary differences for which deferred tax liabilities of $26.3 million have been recorded.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the year ended June 30, 1999, the Company recorded a net provision for income taxes of $550,000, primarily to reflect the effects of operations and asset dispositions on its current state and local income tax liability at June 30, 1999.

Results of Operations - Fiscal year ended June 30, 1998 compared to fiscal year ended June 30, 1997

General. The Company reported net loss attributable to common shares of $1.5 million, or ($0.21) per share, for the years ended June 30, 1998, as compared with a net loss applicable to Common Shares of $30.1 million, or ($4.24)
per share, for the fiscal year ended June 30, 1997. The primary reason for the decrease in the Company's net loss for the fiscal year ended June 30, 1998, as compared to the previous year, was the reduction in writeoffs of investments in real estate from $19.7 million in fiscal 1997 to $ $1.1. million in fiscal 1998, a net pre-tax reduction in such writeoffs of $18.6 million, or 94.4%. In addition, the Company's total revenues, excluding other income (expense), increased to $21.8 million during the year ended June 30, 1998, as compared to $18.8 million in the previous year. Total revenues increased during fiscal 1998, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $3.4 million in 1998, as compared with zero in the previous year, and the recognition of a net gain from real estate sales during 1998 of $2.0 million, as compared with a net loss in the previous year of $1.8 million. Other operating expenses declined $1.3 million to $6.1 million during fiscal 1998 as compared to $7.4 million in the previous fiscal year. In addition, other income (expense) was $1.7 million in the year ended June 30, 1998, an increase of $6.5 million, as compared to a loss of $4.8 million recorded as other income (expense) in the previous fiscal year.

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

Write downs of Investments in Real Estate. During the year ended June 30, 1998, the Company wrote down investments in real estate in the amount of $1.1 million. This amount represents a decrease in Write downs for investments in real estate of $18.6 million, or 94.4%, as compared with Write downs taken in fiscal 1997, totaling $19.7 million. During 1998, the Company wrote down two investments in joint ventures, totaling $1.1 million.

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

Contingent participation revenues were realized on two junior participation loans, which were paid in full during fiscal 1998. Each of the loans had been sold to HSBC on June 28, 1996 and were fully reserved for on the Company's books following the Branch Sale. The Company retained a contingent interest in these two loans approximating $3.3 million in principal amount following the Branch Sale. At June 30, 1998, the Company had a remaining contingent interest in three junior participation loans in which the Company retains an interest of approximately $2.9 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

During the year ended June 30, 1998, the Company sold two properties, realizing a net gain on sale of $2.0 million. During the previous fiscal year, the Company sold 13 properties realizing a net loss of $1.8 million.

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

During the year ended June 30, 1998, the Company recorded other expenses in the amount of $6.1 million, a decline of $1.3 million, or 17.0%, as compared with other expenses of $7.4 million in the previous fiscal year. Other expenses declined in 1998 as compared with the previous year due to the Company's continuing efforts to reduce the expense of managing its operations.

The following table sets forth the components of the Company's other expenses during the periods indicated.



                                                   Fiscal Year ended June 30,
                                                   1998                 1997
                                                   ----                 ----
                                                     (Dollars in Thousands)
Depreciation - other                        $         --         $         15
Salaries and employee benefits                       900                1,170
Legal and professional fees                        2,305                1,892
Management fees                                    2,562                2,942
Other operating expenses                             350                1,350
                                            ------------         ------------
Total                                       $      6,117         $      7,369
                                            ============         ============

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

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1998, the Company accrued $2.9 million in fees payable to the Management Company, of which $360,000 related to fees incurred upon the disposition of assets. During the year ended June 30, 1997, the Company accrued $3.7 million in fees payable to the Management Company, of which $774,000 related to fees incurred upon the disposition of assets. At June 30, 1998, the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $224,000. See ""Item 13. Certain Relationships and Related Transactions".

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

During the quarter ended December 31, 1996, the Company and HSBC undertook an overall review of the closing of the Branch Sale. As a result of such review, the Company established a reserve of $3.3 million for potential closing settlement adjustments and claims which it believes may be asserted by HSBC related to certain assets acquired by HSBC in the Branch Sale. The establishment of this reserve is reflected on the Statement of Operations, for fiscal 1997, as provision for HSBC Branch Sale contingencies. The Company believes that the remaining reserve for closing settlement adjustments adequately provides for claims which may be asserted by HSBC.

Provision for Income Taxes. Statement of Financial Accounting Standards No. 109 (SFAS-109), "Accounting for Income Taxes," requires the Company to recognize a deferred tax asset relating to the unrecognized benefit for all temporary differences that will result in future tax deductions and for all unused NOL and tax credit carry forwards, subject to, in certain circumstances, reduction of the asset by a valuation allowance. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized based on a review of available evidence. Realization of tax benefits for deductible temporary differences and unused NOL and tax credit carry forwards may be based upon the future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in prior carryback years and, if appropriate, from tax planning strategies.

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

Under SFAS-109, at June 30, 1998, the Company recorded a net deferred tax asset of approximately $19.2 million and deferred tax liabilities of $19.2 million. The net deferred tax asset reflects gross deferred tax assets of $68.6 million and a valuation allowance of $49.4 million. The net deferred tax asset represents primarily the anticipated federal and state and local tax benefits that could be realized in future years upon the utilization of existing tax attributes. The deferred tax asset primarily relates to provisions for anticipated credit losses recognized for financial statement purposes that have not yet been realized for tax purposes, suspended passive activity losses and credits, deferred income on venture investments and available NOL carry forwards. Generally, the amount of a company's net deferred tax asset may serve to increase its net worth under generally accepted accounting principles. However, because of the net losses incurred by the Company in recent years, the Company established a $49.4 million valuation allowance, resulting in a net deferred tax asset of $19.2 million. The valuation allowance decreased by approximately $12.5 million during the fiscal year ended June 30, 1998. Realization of the net deferred tax asset is expected to occur upon reversal of existing taxable temporary differences for which deferred tax liabilities of $19.2 million have been recorded.

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

Asset Quality

Loan Asset Portfolio Composition The high levels of the Company's non-performing loan assets in recent years was primarily attributable to the Company's emphasis during the mid-to-late 1980s on loans to joint ventures for the acquisition, development and construction of real estate in which the Company or a subsidiary had an equity interest, commercial business loans, commercial real estate loans and multi-family residential loans. Primarily as a result of the restrictions imposed by the NYSBD and HSBC, the Company did not originate any such loans during the years ended June 30, 1999 and 1998.

Among various types of loans secured by real estate, commercial real estate, construction and multi-family residential loans are generally considered to involve more risk than single-family residential loans due to, among other things, the higher principal amount of such loans and the effects of a downturn in general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values. At June 30, 1999, the Company's total loans secured by real estate portfolio of $53.7 million included $21.5 million or 40.1% of multi-family residential loans and $30.9 million or 57.6% of commercial real estate loans. Since the early 1990's, the Company continued to originate such loans, on a limited basis, in connection with the sale of investments in real estate and other resolutions of non-performing assets.

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

The commercial business lending activities emphasized by the Company during the mid-to-late 1980s also involved a high degree of risk. These activities were conducted primarily through Quest, a wholly-owned subsidiary of the Company which was formed in 1986 to implement a program of secured and unsecured commercial business lending. The loans, and in certain cases equity investments, made by Quest generally involved the buy out, acquisition or recapitalization of an existing business and included management buyouts and corporate mergers and acquisitions. Such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. The Company discontinued its new commercial business lending activities in 1991 and, as a result, the Company's gross commercial business loans remained constant at $8.5 million at June 30, 1999 and 1998. At June 30, 1999, the remaining investments made through Quest consisted of $1.3 million of equity securities, net.

The following table summarizes the gross and net carrying values of the Company's non-performing loan assets at June 30, 1999.



                                                                                        Net Book Value
                                                      Write-downs/                     as a percentage
                                  Gross                Specific                              of
                                 Balance              Reserves (1)        Net Value     Gross Balance
                                 -------              ------------        ----------    ---------------

                                                             (Dollars in Thousands)
Non-performing loans:
Single-family residential       $      1,229          $         194      $      1,035           84.2%
Multi-family residential              13,718                  6,485             7,233           52.7
Commercial real estate                 5,500                  3,400             2,100           38.2
                                ------------          -------------      -------------      ---------
Total non-performing real
 estate loans                         20,447                 10,079            10,368           50.7
Commercial business                    8,458                  2,290             6,168           72.9
Consumer                               1,856                     50             1,806           97.3
                               -------------          ---------------     -------------     ----------
Total non-performing
commercial business and
consumer loans                        10,314                  2,340             7,974           77.3
                                ------------          -------------       -----------

Total non-performing loans       $    30,761            $    12,419       $    18,342           59.6%
                                 ===========            ===========       ===========       =========

Non-performing Loan Activity. The following tables set forth the activity in the Company's non-performing loan assets during the periods indicated.


                                                          Year ended June 30,
                                           -----------------------------------------------
                                           1999                  1998                 1997
                                           ----                  ----                 ----
                                                      (Dollars in Thousands)
Beginning balance                         $     33,072         $    47,948         $   36,816
   Additions                                       144               3,266             16,033
   Transfers to REO                                 --                  --                (34)
   Write-offs                                      (97)             (8,917)                --
   Moved to performing loans                        --              (2,165)                --
   Satisfaction/sales                           (2,358)             (7,060)            (4,867)
                                          -------------       -------------       ------------
Ending balance                            $     30,761        $     33,072        $    47,948
                                          ============        ============        ============


Non-performing loans decreased by $2.3 million or 7.0% during the year ended June 30, 1999 following a decrease of $14.9 million or 31.0% during the fiscal year ended June 30, 1998. The decrease in non-performing loans in fiscal 1999 and 1998 reflect continued efforts to liquidate assets.

Loans to Finance the Sale of Real Estate. The Company had previously financed the sale of investments in real estate under appropriate circumstances. Such financing was provided by the Company on what management of the Company considered to be market terms, which generally were more flexible than the Company's standard underwriting guidelines for multi-family residential and commercial real estate loans. All loans to finance the sale of investments in real estate were approved in advance by the Board of Directors of the Company and involve an amount of borrower equity and other terms which result in the transaction constituting a sale of the property under generally accepted accounting principles. At June 30, 1999 and 1998, the Company did not retain any loans which had been made to finance the sale of investments in real estate, except those reflected in loans sold, with recourse, net. (See "Asset Sales" and Notes 8, 9 and 11 to the Consolidated Financial Statements).

Restructured Loans. The Company's asset resolution efforts previously included the restructuring of loans primarily as a result of the financial condition of the property which secures the loan. The Company encourages restructure agreements only when it is in the best interest of the Company and it is practical for the borrower.

The Work-Out Group, and after the Branch Sale, the Management Company, is responsible for promptly responding to problem loans to determine if a restructuring is viable or to commence foreclosure proceedings. Many problem loans are such due to market conditions (particularly vacancies or market-driven rent reductions, either of which may result in an impairment of the economic viability of the underlying property). Therefore, non-performing loans may be restructured by an agreement which recognizes that the borrower's inability to meet contractual terms may be remedied through a modification which both protects the financial interests of the Company and is economically feasible for the borrower.

At June 30, 1999, the Company had restructured loans which aggregated $20.9 million and were performing in accordance with their restructured terms. At the same date, the Company's restructured loans had been outstanding for periods which range from 29 months to approximately six years.

As a result of restructurings which reduced the initial interest rate on certain loans, the Company's restructured loans had a weighted average rate of 7.0% at June 30, 1999, as compared to an original weighted average rate of 10.2%. The Company's restructured loans generally do not call for the payment of foregone interest at a later date, although many of such loans provide for increases in the interest rate over the life of the loan.

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

The following table sets forth information regarding the Company's restructured loans at the dates indicated.


                                                         June 30,
                                       1999                1998                 1997
                                       ---------------------------------------------
                                                  (Dollars in Thousands)
Multi-family residential              $      20,522      $    22,499        $    23,954
Commercial real estate                          360              500                500
                                      -------------      -----------        -----------
   Total                              $      20,882      $    22,999        $    24,454
                                      =============      ===========        ===========
Total restructured loans as a
   percentage of total loans                 26.78%           27.47%             23.71%
Total restructured loans as a
   percentage of total assets                11.97%           12.05%             11.55%


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

The Company's provisions for credit losses and write-downs of investments in real estate have been significant in recent years. Such provisions and write-downs aggregated $0 (net recoveries of $107,000), $2.6 million and $20.7 million during the years ended June 30, 1999, 1998 and 1997 and contributed significantly to the Company's recorded net losses during 1998 and 1997.

At June 30, 1999, the Company's allowance for credit losses amounted to $18.2 million or 23.3% of total loans and 59.0% of non-performing loans, as compared to $20.0 million or 28.9% of total loans and 60.6% of non-performing loans at June 30, 1998. The decrease in the Company's allowance for credit losses in 1999 reflects the continued decrease in the size of the Company's loan portfolio and management's internal analysis of the composition of its non-performing assets. Of the $18.2 million allowance for credit losses at June 30, 1999, $12.4 million, or 68.4%, were specific reserves relating to particular loans and $5.7 million, or 31.6%, were general reserves. See Note 10 to the Consolidated Financial Statements.

Management of the Company, based on facts available to it, believes that the Company's allowance for credit losses at June 30, 1999 was adequate and that the net carrying value of the Company's investments in real estate equaled the lower of cost or fair value minus estimated costs to sell. It is anticipated, however, that the adverse effects of the high level of the Company's non-performing assets, consisting of provisions for credit losses, net loan charge-offs, loss of interest income on non-performing loans, write-downs of investments in real estate and increased operating expenses as a result of the allocation of resources to the collection and work-out of non-performing assets, will continue to adversely affect the Company's operations. Because the nature and extent of these adverse effects will be dependent on many factors outside the control of the Company, including conditions in the relevant real estate markets and prevailing interest rates, these adverse effects are not presently determinable by the Company.

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


                                                                       Fiscal Year Ended June 30,
                                               ------------------------------------------------------------------------------
                                                1999             1998             1997              1996             1995
                                                -----           ------           ------            ------           -----
Average loans outstanding                      $    65,979      $    86,139      $    99,403      $1,018,477       $1,007,333
                                               ===========      ===========      ===========      ==========       ==========

Allowance at the beginning
     of the period                             $    20,037      $    31,570      $    34,142      $   33,985     $     41,076

Charge-offs:
    Single-family residential
    loans                                             (149)          (2,026)          (3,523)           (1,089)        (1,302)
    Multi-family residential
    loans                                           (1,498)          (1,147)          (1,287)           (2,665)          (850)
    Commercial real estate
    loans                                             (500)          (3,801)              --           (6,795)        (11,160)
    Commercial business loans                           --           (3,773)             (23)              (21)        (1,380)
    Consumer loans and other                           (50)          (2,827)              --                --             (9)
                                               ------------       -----------      ------------      ------------   -------------
Total loans charged off                             (2,197)         (13,574)          (4,833)          (10,570)       (14,701)
                                               ------------      -----------      -----------       -----------     -------------

Recoveries:
    Single-family residential
    loans                                               --              204               98                40             10
    Multi-family residential
    loans                                               86                3              704                --          1,424
    Commercial real estate
    loans                                              229              146              437                --          1,135
    Consumer loans and other                            --              188               22                 1             --
                                             -------------      ------------     ------------    --------------    -----------
Total loans recovered                                  315              541            1,261                41          2,569
    Net charge-offs                                 (1,882)         (13,033)           (3,572)          (10,529)      (12,132)
Additions charged to operating
expenses                                                --            1,500            1,000             5,250          5,041
Additions charged to non-
operating expenses                                      --               --               --               5,436           --
                                             -------------      ------------      -----------     -------------    -------------
Allowance at end of period (1)                 $    18,155      $    20,037       $    31,570      $     34,142      $ 33,985
                                               ===========      ============      ===========      ============    =============
Ratio of net charge-offs to
average loans outstanding                             2.85%           15.13%             3.59%             1.03%         1.20%
Ratio of allowance to total
loans at end of period (1)                           29.54            28.86             32.96             33.15          3.36
Ratio of allowance to non-
performing loans at end of
period (1)                                           61.48            60.59             65.84             92.74         59.05


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


                                  June 30, 1999               June 30, 1998
                                           Percent                          Percent
                                           Of Total                         Of Total
                                           Loans by                         Loans by
                              Amount       Category       Amount            Category
                              -------      --------      --------           --------
Single-family residential     $     325        0.51%     $    328             0.47%

Multi-family residential          8,784       13.72         9,011             2.98

Commercial real estate            6,706       10.48         7,290            10.50

Construction                         --         --             --             0.00

Commercial business               2,290        3.58         3,157             4.55

Consumer                             50        0.08           251             0.36
                              ----------                 ----------         --------

                              $   18,155                 $ 20,037
                              ==========                 ==========


                                        June 30, 1997               June 30, 1996                  June 30, 1995
                                                Percent                        Percent                          Percent
                                               Of Total                        Of Total                         Of Total
                                               Loans by                        Loans by                         Loans by
                                   Amount      Category         Amount         Category       Amount            Category
                                 --------      --------     ----------        --------      ---------         ----------
Single-family residential     $    1,294            1.86%     $     1,410          2.03%    $      986              0.42%

Multi-family residential           8,553           12.32           12,359         17.80          2,969              1.19

Commercial real estate            16,543           23.82           10,822         15.59         21,302              4.59

Construction                          --            0.00               --          0.00          2,746             51.80

Commercial business                4,357            6.27            6,956         10.02          5,982             16.30

Consumer                             823            1.19            2,595          3.74             --              0.00
                               ----------       -----------    ----------       -------        ---------         --------

                               $  31,570                        $  34,142                      $33,985
                               ==========                       =========                      =========






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

The Company primarily utilizes two means of valuation in evaluating the carrying value of its investments in real estate: (1) appraisals and (2) discounted cash flows. The discounted cash flow ("DCF") is based on assumptions wherein the forecasted future cash flow attributable to the benefits of ownership are discounted, at a rate commensurate with the risk involved, to a present value. The DCF is based on information from various sources, including: actual operating results, recent appraisals, third party market information and current investment parameters. The Company believes that the DCF approach generally is the most accurate predictor of value of a real estate asset over time. This approach is an accepted means of valuation under GAAP. Under GAAP, among other things, the DCF method allows for adjustments when local markets are dominated by forced or liquidation sales, or when properties have unusual characteristics, so that value estimates can be based on rent levels and occupancy that are reasonably estimated to be achieved over time. The Company utilizes management judgement and does not generally make adjustments to appraisal assumptions using worst case scenarios that are unlikely to occur, direct capitalization of non-stabilized income flows or simple projections of current levels of operating income if markets are depressed but can be expected over a reasonable period of time to return to stabilized conditions. Generally, for purposes of the DCF analysis, property cash flows will be extended until stabilization, as it is the Company's intent is to sell investments in real estate as quickly as possible, assuming a stabilized sales price can be achieved. Assumptions in the DCF model are made to most accurately reflect the Company's asset management plan.

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

Strategy. Following the Branch Sale, the Management Company assumed the duties of the Predecessor Bank's former "Work-Out Group" which monitored the Predecessor Bank's problem assets. The Management Company continues to monitor the Company's problem assets and develop individual business plans, including cash flow analysis, for each problem asset after inspections, analysis of economic factors and meetings with the borrower and counsel. These plans are then documented for approval of the Board of Directors of the Company. See "Item 13. Certain Relationships and Related Transactions."

Loans which become delinquent are analyzed to determine the nature and extent of the problem and whether a restructuring of the loan or some other method of resolution is appropriate under the circumstances. Every effort is made by the Company to work with borrowers who are cooperative with the Company to effect a restructuring that is economically feasible for both parties. When the Company concludes that a restructuring is not economically feasible or where the borrower does not demonstrate a willingness to cooperate, the Company pursues available legal remedies. In most cases, the Company's strategy in recent years has been to aggressively pursue the foreclosure process when a restructuring or other resolution of a non-performing loan does not appear to be feasible or otherwise in the best interests of the Company. This strategy has been pursued so that the Company can acquire control of the security property as soon as possible, and thereby implement a strategy designed by the Company for management and ultimate resolution of the asset.

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

The Company's general approach once it has acquired an investment in real estate has been to seek to minimize further losses to the Company through active management of the properties while they are held by the Company and by developing management strategies tailored to the individual properties and whose ultimate objective is to sell each property.

The Company primarily utilizes two means of valuation in evaluating the carrying value of its investments in real estate: (1) appraisals and (2) discounted cash flows. The discounted cash flow ("DCF") is based on assumptions wherein the forecasted future cash flow attributable to the benefits of ownership are discounted, at a rate commensurate with the risk involved, to a present value. The DCF is based on information from various sources, including: actual operating results, recent appraisals, third party market information and current investment parameters. The Company believes that the DCF approach generally is the most accurate predictor of value of a real estate asset over time. This approach is an accepted means of valuation under GAAP. Under GAAP, among other things, the DCF method allows for adjustments when local markets are dominated by forced or liquidation sales, or when properties have unusual characteristics, so that value estimates can be based on rent levels and occupancy that are reasonably estimated to be achieved over time. The Company utilizes management judgement and does not generally make adjustments to appraisal assumptions using worst case scenarios that are unlikely to occur, direct capitalization of non-stabilized income flows or simple projections of current levels of operating income if markets are depressed but can be expected over a reasonable period of time to return to stabilized conditions. Generally, for purposes of the DCF analysis, property cash flows will be extended until stabilization, as it is the Company's intent is to sell investments in real estate as quickly as possible, assuming a stabilized sales price can be achieved. Assumptions in the DCF model are made to most accurately reflect the Company's asset management plan.

The Company's general approach once it has acquired an investment in real estate has been to seek to minimize further losses to the Company through active management of the properties while they are held by the Company and by developing management strategies tailored to the individual properties and whose ultimate objective is to sell each property at, or above, its net book value. The Company generally pursues a specific management strategy for each investment in real estate because it believes that the depressed levels of the real estate markets in which the Company has engaged in lending activities will improve as national and regional economies recover and that it has the requisite real estate expertise to individually address and resolve each problem asset. Although the Company has evaluated bulk sales of non-performing assets from time to time, it has not elected to pursue this strategy to date because it believes that the discounts which are sought by potential purchasers are excessive, that individual management strategies have the most potential for maximum recovery and return to the Company and that the Company did not have sufficient equity capital prior to and following the Equity Offering to support such a strategy. There can be no assurance, however, that the Company will be successful in its management strategies.

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

In a number of cases, the Company's strategy to dispose of an investment in real estate has consisted of development of the property. Although this approach may involve the best prospects for maximizing the return to the Company, it also may involve more risk and, as a result, the Company generally does not pursue this alternative unless other alternatives are clearly not preferable under the circumstances. In most cases in which this alternative is pursued, development previously has been initiated by the defaulted borrower prior to the Company's acquisition of the property upon foreclosure or by deed-in-lieu thereof. On occasion, however, the Company has commenced development of an investment in real estate as a management strategy.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses, development costs related to certain real estate projects, and to satisfy the regulatory requirements described below.

At June 30, 1999, the Company had $50.6 million in borrowed funds outstanding under the Facility provided by HSBC Bank. All funds borrowed from third party sources other than HSBC were repaid in full at June 30, 1999. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

The Company has requested that HSBC reactivate the Facility to provide the Company with access to fundings to be secured by assets from new lending, investment and real estate transactions. The Company has requested that HSBC provide availability up to the initial amount of the HSBC Facility of approximately $100.0 million, or approximately $50.0 million in availability under the HSBC Facility. Availability under the HSBC Facility would be used, in combination with the restricted and unrestricted cash of the Company to invest in new lending, investment and real estate activities, subject to the prior approval of HSBC.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets. Liquidity for this purpose is defined as unrestricted cash. At June 30, 1999, the Company's liquidity ratio, as so defined, amounted to 8.4% which was within the maintenance range.


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

SFAS No. 130. During June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"
(SFAS-130), which is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

SFAS No. 132. Effective July 1, 1998 the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS-132). SFAS-132 became effective for all fiscal years beginning after December 15, 1997. The provisions of SFAS-132 revise employer's disclosures for pension and other post retirement benefit plans. SFAS-132 does not change the measurement or recognition of assets, obligations or periodic expenses related to these plans as the Statement was promulgated to standardize the disclosure requirements for pensions and other post retirement benefits to the extent practicable. Accordingly, the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

SFAS No. 133. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS-133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.


Impact of Inflation

The consolidated financial statements and related consolidated data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial positions and operating results in terms of historical dollars without considering the changes in the relative purchasing power of dollars over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs and, generally, increases in interest rates paid on borrowed funds. Over any given term, however, interest rates do not necessarily move in the same direction or in the same magnitude as changes in prices for goods and services.


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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase. The Company's plan to resolve the Year 2000 issue involves four phases: assessment, and where necessary, remediation, testing and implementation

To date, the Company has completed the assessment, remediation, testing and implementation of all internal systems that could be significantly affected by the Year 2000. The Company's costs have been minimal, since all accounting software use by the Company is maintained and supported by a third party.

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


ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the company is interest rate risk on its borrowed funds, mortgage notes and notes receivable. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk.

The company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $506,000 increase in interest expense based on approximately $50.6 million outstanding at June 30, 1999. See Note 16, "Borrowed Funds," contained within the Consolidated Financial Statements.

In addition,  The Company has issued $11.88  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 26, "Preferred Stock Exchange Offer," contained within the Consolidated Financial Statements.

The fair value of the Company's long term debt, mortgage notes, notes receivable and other financial assets is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes, notes receivable and other financial assets of similar risk and duration. See Note 24, "Fair Value of Financial Instruments," within the Consolidated Financial Statements.

ITEM 8
            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14 (a) (2) are included on pages F-1 to F-40. See accompanying "Index to Consolidated Financial Statements" on page F-1.



ITEM 9
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Subsequent to the closing of the Branch Sale, although the Company has executive officers under SEC requirements and New York Banking Law, which was formerly applicable to the Predecessor Bank, the Company no longer maintains any significant staff of employees to manage the Company's affairs. Rather, the day-to-day management responsibilities of the Company are vested with the Management Company, a newly formed management company affiliated with Mr. Dworman. A significant amount of services, necessary to manage and dispose of the Company's assets, have been and will be provided by the Management Company or third party subcontractors who will not have any continuing fiduciary obligations to the Company or the stockholders. The selection of third party subcontractors to provide various services to the Company will be made by the Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns from the management of its assets will depend on the efforts of the Management Company and third party contractors retained to provide services to the Company.

Directors of the Company

The Company's Board of Directors is divided into three classes of directors, serving staggered three-year terms. At the 1998 annual meeting of stockholders of the Company, the holders of the Company Preferred Stock elected two directors to serve for a term of one year. The right of holders of Company Preferred Stock to elect such two directors continues until dividends on the Company Preferred Stock have been paid for four consecutive quarterly dividend periods at which time such voting rights will terminate.

The name, age as of September 21, 1999, position with the Company, if any, term of office and period of service as a director, of each of the Company's directors are as follows:


           Name                                                                          Class Term        Director
           Name                       Age                        Position                Expires           Since(1)
           ----                       ---                        --------                -------           ---------
Robin Chandler Duke.................  75               Director, Vice President and      1999(6)               1977
                                                       Secretary (2)
Alvin Dworman.......................  73               Director (3)                       2001                 1998
William D. Hassett..................  63               Director (3) (4)                   2000                 1976
James J. Houlihan...................  47               Director (4)                       2001                 1998
David J. Liptak.....................  41               Director (5)                        ---                 1998
Jerome R. McDougal..................  71               Director and Chairman of the       2000                 1991
                                                       Board (3)
Edward V. Regan.....................  69               Director (2)                       2001                 1995
David A. Shapiro....................  48               Director (2)(4)                   1999(6)               1998
Jeffrey E. Susskind.................  46               Director (5)                        ---                 1998

(1)  Includes tenure with the Predecessor Bank.
(2)  Member of the audit committee.
(3)  Member of the executive committee.
(4)  Member of the asset management committee.
(5) Elected by holders of Company Preferred Stock for a term of one year or until their successors are elected.
(6) The Company intends to nominate this Director for re-election at its next annual meeting of stockholders.

The principal occupation for the last five years and selected biographical information of each of the directors is set forth below.

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

Jerome R. McDougal. Mr. McDougal served as Chief Executive Officer of the Company and the Predecessor Bank from April 1995 and as President from July 1997 until he retired from such positions in June 1998. Mr. McDougal served as President and Chief Executive Officer of the Predecessor Bank from March 1991 to April 1995, at which time he became Chairman of the Board and Chief Executive Officer. Prior to joining the Company, Mr. McDougal was Chairman and Chief Executive Officer of the Apple Bank for Savings for four years. Prior to joining Apple Bank, Mr. McDougal held various positions, including management positions in a manufacturing concern, operating a consulting company, and running one of the largest automotive retail chains in the New York metropolitan area.

Edward V. Regan. Mr. Regan is Chairman of the Municipal Assistance Corporation and Policy Advisor for the Jerome Levy Economics Institute. Mr. Regan previously served as the New York State Comptroller from 1979 to 1993.

David A. Shapiro. Mr. Shapiro has been a portfolio manager for Seneca Capital Management LLC, an investment management firm since May 1995. Mr. Shapiro founded Asset Holdings Group, a privately held originator of senior and mezzanine commercial real estate loans formed in 1993. From 1991 to 1993, Mr. Shapiro also served as an advisor to the Predecessor Bank in connection with the restructuring and management of a portion of its commercial real state portfolio.

Jeffrey E. Susskind. Mr. Susskind was a principal of Strome, Susskind Investment Management, L.P., an investment management company located in Santa Monica, California. Mr. Susskind has been, since January 1, 1999, engaged in personal investments and has been an investment consultant for the five years prior to 1999.

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

Asset Management Committee. The asset management committee is comprised of Messrs. Hasset, Houlihan and Shapiro. The asset management committee oversees the performance of the asset portfolio of the Company.

During fiscal year 1999, the Board of Directors held six meetings, including telephonic meetings. The audit committee held three meeting during the fiscal year. The asset management committee held four meetings. The executive committee held four meetings. During fiscal year 1999, each director (other than Mr. Hassett and Mr. Liptak, each of whom were absent for one meeting) attended 100% of the total number of meetings of the Board of Directors and each director attended 100% percent of the total number of meetings of committees on which he or she served.

The Company's Board of Directors may, from time to time, establish certain other committees of the Board to facilitate the management of the Company. Directors will be elected in a manner consistent with, and shall serve for a term, as provided in the Company's Charter and Bylaws.

Executive Officers: Inasmuch as the Predecessor Bank had disposed of its depository banking operations in connection with the sale of its branches and transfer of its deposits to HSBC Midland Bank in June 1996 (the "Branch Sale"), the Company as successor does not require a large staff of officers or employees to manage the business and affairs of the Company. Certain day-to-day management functions are performed by RB Management Company LLC pursuant to the terms of a management agreement. See "--Certain Relationships and Related Transactions".

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

ITEM 11
                             EXECUTIVE COMPENSATION

Remuneration of Executive Officers - Summary Compensation Table: The following table discloses compensation received by the Company's chief executive officer for the years indicated. The cash compensation amounts below reflect compensation received from the Company and its subsidiaries. There were no other executive officers who received compensation in 1999 from the Company (other than director fees).

                                                        Annual Compensation
- --------------------------------------------------------------------------------------------------------
                                                                                            All Other
Name and Principal Position        Year      Salary         Bonus   Other Compensation    Compensation
- ---------------------------        ----      ------         -----   ------------------    ------------
Nelson L. Stephenson               1999      $  12,000    $   --      $       --            $ --
     President and Chief
     Executive Officer

Jerome R. McDougal                 1999      $ 150,000        --      $  176,269 (1)        $ 14,853 (3)
    Chairman of the Board          1998        300,000        --          63,214 (2)         123,110 (3)
                                   1997        300,000        --          66,990 (2)         117,296 (3)

- -------------------

(1) - Consists of severance pay following Mr. McDougal's retirement from the offices of President and Chief Executive Officer in June 1998, in the amount of $150,000 and a housing allowance, club dues, automobile, driver expenses and health insurance premiums aggregating $26,269. Mr. McDougal will receive severance payments in equal biweekly installments through June 30, 2000.

(2) - Consists of a housing allowance, club dues, automobile and driver expenses (aggregating $21,548 and $25,324 for the 1998 and 1997 periods presented, respectively), certain tax expense reimbursements and health insurance premiums.

(3) - Consists of contributions of $9,000, $9,000 and $9,500 made by the Company to its 401(k) Tax Deferred Savings Plan, accruals of and earnings on deferred compensation in the amounts of $0, $110,053 and $103,739 and payments of $5,853, $4,057 and $4,057 for life and personal liability insurance premiums for the 1999, 1998 and 1997 periods presented, respectively.


Employment Arrangement: Jerome R. McDougal, was compensated pursuant to an arrangement with the Predecessor Bank reached in 1991. The terms of Mr. McDougal's employment were memorialized in the minutes of the Predecessor Bank's January 22, 1991 Board of Directors meeting, which provided for an annual salary of $375,000 and customary employee benefits commensurate with Mr. McDougal's position at the Company. $75,000 of Mr. McDougal's annual salary was in the form of deferred compensation. Mr. McDougal's annual deferred compensation accrues quarterly in equal amounts and earns a variable rate of interest on the cumulative balance. Prior to the Branch Sale, interest was compounded quarterly at the highest rate offered on the predecessor's customer deposits each quarter and was thereafter compounded at the prime rate. Mr. McDougal received additional compensation in the form of a housing allowance, an automobile and payment of club membership dues. The Company also reimbursed Mr. McDougal for the amount of personal income taxes incurred as a result of the additional benefits.

Mr. McDougal retired from his offices of president and chief executive officer, effective July 1, 1998, at which time he was granted severance equal to two years of his $375,000 annual salary. As part of his severance package, the Company funds his health insurance premiums for a two year severance period and funded his automobile allowance until the lease term of his current vehicle expired in November 1998. Mr. McDougal also elected to withdraw his deferred compensation in the amount of $689,728 during the quarter ended June 30, 1998. A payment in this amount was made to Mr. McDougal on July 10, 1998.

Mr. Stephenson is compensated pursuant to an informal arrangement with the Company that provides for compensation of $2,000 per month.

Board of Directors Compensation: Effective July 1, 1998, directors of the Company will receive directors fees of $2,500 for each regular Board meeting attended, $750 for each telephonic Board meeting attended and $1500 for each committee meeting attended.

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

Indebtedness of Management: The Company's current policy is not to make loans to its directors, executive officers or members of their immediate families, although it did so from time to time in the past. All loans to directors and executive officers and all other loans to the Company's employees were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collection or present other unfavorable features. All such loans were transferred to HSBC as Transferred Assets in connection with the Branch Sale.

ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information with respect to beneficial ownership of Common Stock and Preferred Stock by (i) each person known by the Company to own beneficially or of record more than 5% of Common Stock or Preferred Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all directors and executive officers as a group. The Company's Common Stock is not registered under Section 12 of The Securities Exchange Act of 1934, as amended, and therefore stockholders holding 5% or more of the Company's Common Stock are not required to file identifying and beneficial ownership information with the SEC. Other than with respect to the stockholders listed in the table below, the Company does not have access to information deemed reliable as to the beneficial ownership of its Common Stock. Unless otherwise indicated, each stockholder listed in the table has sole voting and investment powers as of September 28, 1999 with respect to the shares owned beneficially or of record by such person.


Name and Address                                 Amount and Nature of
of Beneficial Owner                              Beneficial Ownership       Percent of Common Stock
- -------------------                              --------------------       -----------------------

Mr. Alvin Dworman                                        2,768,400                   39.0%
645 Fifth Avenue
New York, New York 10022

East River Partnership B(1)                                415,800                    5.9%
Madison Plaza
200 West Madison Street
Suite 3800
Chicago, Illinois 60606

Odyssey Partners, L.P.(2)                                  415,800                    5.9%
31 West 52nd Street
New York, New York 10019

Ms. Robin Chandler Duke                                        --                     --

Mr. William D. Hassett                                       2,150                     *

James J. Houlihan                                              --                     --

David J. Liptak                                                --                     --

Mr. Jerome R. McDougal                                       4,000                     *

Mr. Edward V. Regan                                            --                     --

David A. Shapiro                                               --                     --

Nelson L. Stephenson                                           --                     --

Jeffrey E. Susskind                                            --                     --

All directors and executive officers as a group          2,774,550                   39.1%
(10 persons)

- ----------------

*  Less than .1%.

(1) - East River Partnership B is an Illinois general partnership, the general partners of which are: (1) JAP Grandchildren Trust # 1, the co-trustees of which are Marshall E. Eisenberg and Jay A. Pritzker; (2) Don Trust #25, the co-trustees of which are Marshall E. Eisenberg and Thomas J. Pritzker; and (3) R.A. Trust #25, the co-trustees of which are Marshall E. Eisenberg and Thomas J. Pritzker.

(2) - Odyssey Partners, L.P. is a Delaware limited partnership having six general partners: Stephen Berger, Leon Levy, Jack Nash, Joshua Nash, Brian Wruble and Nash Family Partnership, L.P. The general partners of Odyssey Partners, excluding Nash Family Partnership, L.P., share voting and dispositive power over all owned shares.

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

The terms of the Loan Agreement with HSBC include a requirement that, while any amount remains outstanding under the Facility, Mr. Dworman retain his 39% common stock interest in the Company and remain actively involved in the day-to-day management of the affairs of the Company and its assets.

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

At June 30, 1996, the Company had an accrued aggregate liability to Fintek in the amount of $1,516,000 for services performed prior to that date. The services performed by Fintek on behalf of the Company prior to June 30, 1996 were primarily in connection with the Branch Sale. During fiscal years 1999 and 1998 the Company made aggregate cash payments to Fintek in the amount of $132,000 and $706,000. At June 30, 1999, the Company had a remaining aggregate liability to Fintek in the amount of $112,000.

The Fintek Agreement was terminated by mutual consent of the Company and Fintek on June 28, 1996. Fintek has been engaged by the Management Company (at the Management Company's expense) to provide similar services to the Company and the Company subsequent to the Branch Sale. See "Item 13. Certain Relationships and Related Transactions."

"Company Management Services" includes the management of the general business affairs of the Company, including:

1. Developing and recommending policies and procedures appropriate for continuing the orderly management of the Company's assets and implementation of all policies and procedures approved by the Company's Board of Directors or the Asset Management Committee of the Board.
2. Providing quarterly and annual financial and operating reports and such other information to the Company's Board of Directors and the Asset Management Committee and Audit Committee as may be necessary and reasonably requested by the Company's Board of Directors or such committee.

3. Analyzing the Company's performance, including progress in continuing the orderly management of the Company's assets and preparation of financial forecasts and periodic variance analyses of actual performance relative to plan.
4. Overseeing provision of all accounting and financial reporting services, including maintenance and control of a general ledger, controlling accounts payable and processing services and payroll processing services, preparation of financial reports and regulatory compliance reports and preparation and filing of tax returns, and establishing and maintaining management information systems.
5.           Providing  treasury services and control  functions,  including:
             -  implementing cost and disbursement  controls.
             -  cash management and investment of short-term funds.
             - debt management, corporate finance and development and implementation of alternative financing arrangement.
6.           Overseeing legal and accounting services required by the Company.
7. Using best efforts to ensure compliance with any conditions imposed by the Banking Department on the Company as a predicate to its approval of the Branch Sale, including but not limited to, the preparation and submission to the Banking Department of required reports.

"Asset Management Services" entails management of all of the Company's assets on a day-to-day basis and include the following:

1. Maintaining and implementing individual business plans for each asset of the Company, as modified from time to time to reflect changes in conditions and circumstances.
2. Development, marketing, negotiation and execution of transactions necessary to continue to effect the Company's asset management plans, subject to the ongoing approval of the Banking Department.
3. Obtaining and overseeing marketing and brokerage activities relating to real estate managements and property leasing.
4. Managing real estate activities, including retention and oversight of third-party property managers.
5. Obtaining and overseeing third-party loan servicing, including ordinary course monthly payment collections and pay-offs.
6.           Providing  loan  administration  services,   including  delinquency
             monitoring and response and enforcement of rights under loan agreements.
7. Overseeing loan servicing activities for subordinated participations in loans acquired by HSBC in connection with the Branch Sale.
8. Administration of joint ventures and oversight of the business activities of the joint ventures.

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

The  Management  Company  is paid an  annual  base  fee for  Company  Management
Services in an amount not to exceed $1.25 million. The annual base fee is reviewed no less frequently than annually by the Audit Committee of the Company and adjusted based upon the costs expected to be incurred by the Management Company to provide the Company Management Services. In addition, the Management Company also receives an annual fee for Asset Management Services of 0.75% of the average month-end book value of the Company's assets and a Success Fee of 0.75% of the proceeds from the sale or collection of any asset sold by the Company.

During the year ended June 30, 1999, the Company accrued expenses for services provided by the Management Company in the amount of $1,250,000 for the Base Fee payable to the Management Company, $1,176,000 for the Asset Service Fee, and $139,000 for Asset Disposition Fees in accordance with the fee schedule outlined above. During 1999, the Company paid the Management Company an aggregate amount of $2,239,000. At June 30, 1999, the Company had no amounts payable to the Management Company.

The Kenneth Leventhal Real Estate Group of Ernst & Young LLP, which was engaged for this purpose by the Special Transactions Committee of the Predecessor Bank's Board of Directors, reviewed the form and amount of the fees payable to the Management Company and advised upon the comparability of the fees and terms to similar arrangements negotiated on an arm's-length basis.

The Management Agreement has an initial term of three years, which will be extended for up to two additional one-year terms if the HSBC senior debt is so extended. The Management Agreement is terminable by either party at any time on 180 days' notice with the consent of HSBC or other senior lenders, as applicable. In addition, the Company's Board of Directors, subject to the consent of HSBC, may terminate the Management Agreement without notice for "Cause." "Cause" is defined as a material breach of the Management Agreement and/or willful act or omission by the Management Company that is materially detrimental to the best interests of the Company. In addition, the Management Agreement may be terminated by the Company's Board of Directors during the last year of any term 60 days after the sale of the last asset of the Company.

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

The Management Company has engaged Fintek, Inc. ("Fintek"), a firm 50% beneficially owned by Mr. Dworman which has previously provided certain advisory services to the Company, to continue to provide such services to the Company. All fees paid to Fintek for such advisory services were the obligation of the Management Company and were paid out of the fees received by the Management Company from the Company. On June 28, 1996, Fintek and the Company mutually agreed to the termination of the previous contract between Fintek and the Company.

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

                                     PART IV
ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements and Financial Statement Schedules

The following financial statements financial schedules of the Company are included elsewhere in this Form 10-K at the pages indicated and are incorporated by reference:

                                                                                           Page
                                                                                           ----

Report of Independent Auditor                                                              F-2

Consolidated Statements of Financial Condition
           June 30, 1999 and 1998                                                          F-3

Consolidated Statements of Operations
           Years ended June 30, 1999, 1998, and 1997

Consolidated Statements of Changes in Stockholders' Equity
           Years ended June 30, 1999, 1998, and 1997                                       F-5

Consolidated Statements of Cash Flows
           Years ended June 30, 1999, 1998, and 1997                                       F-6

Notes to Consolidated Financial Statements                                                 F-8

Financial Statement Schedules                                                             F-34



Certain financial statement schedules are omitted due to inapplicability or because the required financial information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

            None

(c)         Exhibits:

2.1 * Agreement and Plan of Merger, dated as of October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

2.1b ** Amendment No. 1, dated as of May 15, 1998, to Agreement and Plan of Merger, October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

2.2 * Petition for a Closing Order, made by River Bank America to the New York State Supreme Court, dated October 15, 1997.

2.2b* Notice of Settlement of Closing Order, made by River Bank America to the New York State Supreme Court, dated December 8, 1997.

2.2c * Closing Order, signed by the New York State Supreme Court on January 9, 1998 and entered on January 14, 1998.

2.3 * Assignment and Assumption Agreement, dated as of May 11, 1998, by and between River Bank America and River Asset Sub, Inc.

3.1 *** Certificate of Merger, dated May 18, 1998, of River Asset Sub, Inc. and River Distribution Sub, Inc.

3.2 ***       Certificate of Incorporation of the Company.

3.3 *** Certificate of Designation of the 15% Noncumulative Perpetual Preferred Stock, Series A, $1.00 par value, of the Company.

3.4 ***       By-Laws of the Company.

4.0 + Indenture, dated as of December 30, 1998, by and between the Company and LaSalle National Bank, as Trustee (the "Indenture").


4.2 ++ First Supplemental Indenture, dated as of February 1, 1999 to the indenture.

10.1 * Credit Agreement dated as of June 28, 1996 among River Bank America and other borrowers and HSBC Midland Bank and related loan documents.

10.1b *       Consent   of  HSBC   Midland   Bank  to   River   Bank   America's
              Reorganization dated October 30, 1997.

10.2.* Management Agreement dated as of June 28, 1996, by and between River Bank America and RB Management Company LLC.

21.1.         Subsidiaries of the Company.

27.1          Financial Data Schedule.

- -------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 26, 1998.

** Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 28, 1998

*** Incorporated by reference to the Company's Annual Report on Form 10-K/A filed on September 28, 1998

+ Incorporated by reference to the Company's Schedule 13-E4/A Issuer Tender Offer Statement filed on December 31, 1998

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on February 12, 1999


Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

The Company has not mailed any proxy materials to its stockholders in connection with the Company's 1999 annual meeting of stockholders nor its 1999 annual report to stockholders. The Company intends to prepare and mail such documents as soon as practicable following the record date for the annual meeting which has been set at the close of business on September 24, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RB ASSET, INC.
                                                  (Registrant)


Date:  September  29, 1999        By: /s/Nelson L. Stephenson
     -------------------------        ------------------------
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


                                                       /s/Robin Chandler Duke
                                                       ---------------------
Date: September 29, 1999                               Robin Chandler Duke
                                                       Director

                                                       /s/Alvin Dworman
                                                       ---------------------
Date: September 29, 1999                               Alvin Dworman
                                                       Director


                                                       /s/William D. Hassett
                                                       ---------------------
Date: September 29, 1999                               William D. Hassett
                                                       Director

                                                       /s/Jerome R. McDougal
                                                       ---------------------
Date: September 29, 1999                               Jerome R. McDougal
                                                       Director

                                                       /s/Edward V. Regan
                                                       ---------------------
Date: September 29, 1999                               Edward V. Regan
                                                       Director

INDEX TO FINANCIAL STATEMENTS

                                 RB ASSET, INC.
                   Index to Consolidated Financial Statements


                                                                      Page
                                                                      ----

       Report of Independent Auditor                                  F-2

       Consolidated Statements of Financial Condition
             June 30, 1999 and 1998                                   F-3

       Consolidated Statements of Operations
             Years ended June 30, 1999, 1998, and 1997                F-4

       Consolidated Statements of Changes in Stockholders' Equity
             Years ended June 30, 1999, 1998, and 1997                F-5

       Consolidated Statements of Cash Flows
             Years ended June 30, 1999, 1998, and 1997                F-6

       Notes to Consolidated Financial Statements                     F-8

       Schedule II - Valuation and Qualifying Accounts                F-35

       Schedule III - Real Estate and Accumulated Depreciation        F-36

       Schedule IV - Investments in Real Estate                       F-38

                         Report of Independent Auditors



The Board of Directors
RB Asset, Inc.

We have audited the consolidated statements of financial condition of RB Asset, Inc. (the "Company"), successor to River Bank America (see Note 1), as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. We have also audited the financial statement schedules listed in the Index to Financial Statements included in the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has adopted, as of July 1, 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," and as of July 1, 1998, Statement of Financial Accounting Standard No. 132, "Employer's Disclosure about Pensions and Other Post Retirement Benefits."


                               /s/ Ernst & Young LLP


New York, New York
July 16, 1998

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 1999 and 1998
                             (Dollars in Thousands)

                                     Assets
                                                                                           June 30,              June 30,
                                                                                             1999                  1998
                                                                                             ----                  ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $3,264 and $583, respectively (note 12)                                $    92,438         $    82,835
Real estate held for disposal (note 13)                                                         2,040               5,013
      Allowance for fair market value reserve
      Under SFAS-121 (note 13)                                                                    (40)             (1,363)
                                                                                     ----------------         -----------
      Total real estate held for disposal, net                                                  2,000               3,650
Loans receivable:
     Secured by real estate (note 8)                                                           53,697              59,006
     Loans sold with recourse, net (note 11)                                                        -              15,781
     Allowance for possible credit losses (note 10)                                           (15,815)            (17,697)
                                                                                        -------------         -----------
           Total loans receivable, net                                                         37,882              57,090
Investments in joint ventures                                                                   1,536               1,536
                                                                                       --------------         -----------
           Total real estate assets                                                           133,856             145,111
                                                                                         ------------         -----------
Cash, due from banks and cash equivalents (note 6)                                             14,780              12,532
Cash, due from banks - restricted cash (note 6)                                                13,355              19,555
Investment securities available for sale (note 7)                                               1,294               1,373
Commercial and consumer loans (note 9)                                                         10,314              10,431
Allowance for possible credit losses (note 10)                                                 (2,340)             (2,340)
                                                                                        -------------         -----------
Commercial and consumer loans, net                                                              7,974               8,091
Other assets (note 15)                                                                          3,147               4,248
                                                                                        -------------         -----------

    Total Assets                                                                          $   174,406         $   190,910
                                                                                          ===========         ===========

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006 (note 26)                             $     11,375         $         -
Borrowed funds (note 16)                                                                       50,557              68,760
Other liabilities (note 17)                                                                    15,957              14,967
                                                                                         ------------         -----------
           Total Liabilities                                                                   77,889              83,727
                                                                                         ------------         -----------

Commitments and contingencies                                                                       -                   -

Stockholders' equity
15%  non-cumulative   perpetual   preferred  stock,  Series  A,  par  value  $1,
liquidation  value $25 (1,400,000 shares  authorized,  937,777 shares issued and outstanding at June 30, 1999, 1,400,000 shares authorized, issued and
outstanding at June 30, 1998)                                                                     938               1,400

Common stock, par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at June 30, 1999 and 1998)                              7,100               7,100
Additional paid-in capital                                                                    100,439             111,170
Accumulated deficit (note 18)                                                                 (10,956)            (11,561)
Securities valuation account (notes 1 and 7)                                                   (1,004)               (926)
                                                                                       --------------           -----------
           Total stockholders' equity                                                          96,517             107,183
                                                                                        -------------           -----------

      Total liabilities and stockholders' equity                                          $   174,406           $ 190,910
                                                                                          ===========           ===========


See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1999, 1998, and 1997
                  (Dollars in Thousands, except per share data)

                                                                                      Year ended June 30,
                                                                                      -------------------
                                                                             1999               1998                 1997
                                                                             ----               ----                 ----
REVENUE:
Rental revenue and operations:
           Rental income and other property revenue                     $   14,940          $    13,779        $   16,158
           Property operating and maintenance expense                      (10,521)             (10,884)          (12,827)
           Depreciation - real estate held for investment                  ( 2,338)                (383)             (200)
                                                                        -----------          -----------      ------------
    Net rental operations                                                    2,081                2,512             3,131

Other property income (expense):
           Net gain/(loss) on sale of real estate                            3,694                1,998            (1,754)
           Writedown of investments in real estate                             107               (1,106)          (19,745)
                                                                        ----------           -----------        ----------
    Total other property income/(expense)                                    3,801                  892           (21,499)

Other income:
    Interest income:
           Loans receivable                                                  2,551                3,680             4,504
           Investment securities                                                --                   55               574
           Money market investments and other                                  629                  462               391
           Provision for possible credit losses                                 --               (1,500)           (1,000)
                                                                        ----------           -----------      ------------
                 Total interest income                                       3,180                2,697             4,469

           Realization of contingent participation revenues                  1,000                3,356              --
                                                                        ----------           ----------       -----------
    Total other income                                                       4,180                6,053             4,469

           Total revenues                                                   10,062                9,457           (13,899)
                                                                        ----------           -----------       -----------
EXPENSES:
    Interest expense:
           Increasing Rate Junior Subordinated Notes due 2006                  524                   --                --
           Borrowed funds                                                    4,173                6,026             7,132
           Other                                                                62                   83               228
                                                                        ----------           -----------     -------------
                 Total interest expense                                      4,759                6,109             7,360

    Other expenses:
           Salaries and employee benefits                                      202                  900             1,170
           Legal and professional fees                                       1,460                2,305             1,892
           Management fees                                                   2,426                2,562             2,942
           Other                                                                60                  350             1,365
                                                                        ----------           -----------     -------------
                 Total other expenses                                        4,148                6,117             7,369
                                                                        ----------           ----------      ------------
           Total expenses                                                    8,907               12,226            14,729
                                                                        ----------           ----------      ------------

Income (loss) before other income (expense) and before                  ----------           ----------      ------------
   provision for income taxes                                                1,155               (2,769)          (28,628)

Other income (expense):
           Net gains (losses) on sales of investment securities                 --                1,697            (1,495)
           Provision for HSBC Branch Sale contingencies                         --                  --             (3,300)
                                                                        ----------           ----------      -------------
    Total other income (expense)                                                --                1,697            (4,795)

Income/(loss) after other income (expense) and before                   ----------           ----------      ------------
    provision for income taxes                                               1,155               (1,072)          (33,423)
                                                                        ----------           ----------      ------------

Provision for (benefit from) income taxes                                      550                  434            (3,300)

Net income/(loss)                                                              605               (1,506)          (30,123)

Dividends declared on preferred stock                                           --                   --                --

Net income/(loss) applicable to common stock                            $      605            $  (1,506)    $     (30,123)
                                                                        ==========             ===========     ============
Basic and diluted loss per common share                                 $     0.09            $   (0.21)    $       (4.24)
                                                                        ==========             ===========     ============


See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Years ended June 30, 1999, 1998, and 1997
                             (Dollars in Thousands)


                                              Series A
                                                Non-
                                             cumulative
                                             Perpetual             Additional  Retained                   Total
                                             Preferred     Common   Paid-in    Earnings   Securities  Stockholders'
                                               Stock       Stock    Capital    (deficit)   Valuation     Equity
                                            -----------------------------------------------------------------------

Balances at June 30, 1996                   $   1,400     $  7,100  $ 111,170   $  20,068  $ (1,218)    $  138,520

Net loss for the year ended
     June 30, 1997                                 --           --        --      (30,123)       --        (30,123)

Preferred Stock dividends                          --           --        --           --        --             --

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                      --           --        --           --       113            113
                                              --------      -------  --------   ---------   --------     -----------

Balances at June 30, 1997                       1,400         7,100   111,170     (10,055)   (1,105)       108,510

Net loss for the year ended
     June 30, 1998                                 --            --        --      (1,506)       --          (1,506)

Preferred stock dividends                          --            --        --         --         --              --

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                      --            --        --         --        179             179

                                              -------      --------   --------  --------   --------         --------

Balances at June 30, 1998                       1,400         7,100    111,170   (11,561)      (926)        107,183

Net income for the year ended
     June 30, 1999                                 --           --         --        605         --             605

Preferred stock dividends                          --           --         --         --         --              --

Reduction in Stockholders' Equity
resulting from the Preferred Stock
Exchange Offer (Note 26)                         (462)          --     (10,731)       --         --         (11,193)

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                      --           --         --         --        (78)            (78)
                                             ---------     ---------  --------- --------   ---------       --------
Balances at June 30, 1999                    $     938     $   7,100  $100,439  $(10,956)  $ (1,004)       $ 96,517
                                             =========     =========  ========= ========   =========       ========


See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1999, 1998, and 1997
                             (Dollars in Thousands)

                                                                                              Year Ended
                                                                                               June 30,
                                                                                               --------
                                                                            1999                  1998            1997
                                                                            ----                  ----            ----
Operating Activities
Cash Flows Provided by (Used in) Operating Activities:
   Net (loss)/income                                                      $       605       $   (1,506)       $ (30,123)
   Adjustments to reconcile net (loss)/income to cash
     used in operating activities
          Provision for possible credit losses                                     --            1,500            1,000
        (Recovery)/Write downs of real estate assets                             (106)           1,106           19,745
        Depreciation and amortization                                           2,338              383              215
        Net (gain)/loss on sale of investments in real estate                  (3,694)          (2,542)           1,754
          Net (gain)/loss on sales of loans, other investments
             and investment securities                                             --           (5,241)           3,249
   Change in operating assets and liabilities:
        Net decrease/(increase) in accrued interest and
             preferred stock dividend receivable                                   40              405             (326)
        Net (decrease)/increase in accrued interest payable                       275             (486)             964
        Net increase/(decrease) in accrued income taxes                           503               16           (5,019)
        Net (decrease)/increase in accrued expenses
             and other liabilities                                                674           (3,439)          (4,947)
        Net (increase)/decrease in prepaid expenses and other assets           (1,046)          (1,672)           1,195
        Cash effect of increases/(decreases) in allowance for
             possible credit losses                                               352              372              (23)
        Other                                                                      --              172             (143)
                                                                           ----------        ---------        --------------
Net cash (used in)/provided by operating activities                               (59)         (10,932)         (12,459)
                                                                           ----------        ----------       ------------
Investing Activities:
Cash Flows Provided by (Used in) Investing Activities
    Proceeds from sales and maturities of investment
        securities, available for sale                                             --            6,871               --
    Net repayment/(origination) of loans secured by real estate, net               __           18,812            4,252
    Net (reacquisition)/repayment of commercial and consumer loans                 69           (1,579)             345
    Net originations of commercial and consumer loans                              --               --               --
    Net decrease/(increase) in loans sold with recourse                            --            8,667            3,463
    Redemption of FHLB Stock                                                       --               --            8,976
    Proceeds from sales of real estate held                                    13,077           16,583           41,407
    Additional fundings on real estate held                                      (655)          (5,069)         (14,270)
                                                                           ----------       ----------        -----------
             Net cash provided by investing activities                     $   12,491       $   44,285        $  44,173
                                                                           ----------       ----------        ------------


(Continued on following page)











See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended
                          June 30, 1999, 1998, and 1997
                             (Dollars in Thousands)

(Continued from previous page)


                                                                                              Year Ended
                                                                                               June 30,
                                                                                               --------
                                                                             1999                  1998            1997
                                                                             ----                  ----            ----
Financing Activities:
Cash Flows Provided by (used in) Financing Activities:
     Decrease/(increase) in restricted cash                                $     6,200       $  (14,459)       $  (5,096)
     Net decrease in deposit accounts                                               --               --           (3,022)
     Capitalization of issuance costs - Increasing Rate Junior
 Subordinated Notes                                                               (319)              --               --
      Amortization of capitalized issuance costs - Increasing Rate Junior
      Subordinated Notes                                                            32               --               --
      Proceeds from borrowed funds                                                  --               --            4,459
      Repayment of borrowed funds                                              (10,000)          (5,509)         (30,179)
      Increase/(decrease) in borrowed funds secured by loans
          sold with recourse, net of construction advances                      (6,097)          (9,793)          (5,794)
      Net increase/(decrease) in escrow deposits                                    --               --             (271)
                                                                           -----------     ------------      -----------
             Net cash used in financing activities                             (10,184)         (29,761)         (39,903)
                                                                           ------------    -------------     -----------

Net increase/(decrease) in cash and money market investments                     2,248            3,592           (8,189)

Beginning cash                                                                  12,532            8,940           17,129
                                                                           -----------     ------------      -----------

Ending cash                                                                $    14,780      $    12,532      $     8,940
                                                                           ===========     ============      ===========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
     Interest                                                              $     4,449      $     6,594      $     7,682
     Federal, state and local taxes                                                548              433            1,952

Non-cash transaction:
       Transfer of loans sold with recourse to real estate held
       for investment (See Note 11)                                             13,959               -                -












See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


1. Organization, summary of significant accounting policies and accounting changes

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization"), which were finalized on May 22, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC").

In connection with the Reorganization, on June 23, 1998 the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled and the stock transfer records of River Bank were closed. On that date, common and preferred shareholders of River Bank received shares of the Company on a share-for-share basis so that the Company was owned by the same stockholders, in the same proportions, as owned by the Predecessor Bank on the record date.

On June 28, 1996, the Predecessor Bank sold its remaining eleven branches ("the Branch Sale") to HSBC Bank USA ("HSBC"), formerly known as Marine Midland Bank. See Note 3 to the Consolidated Financial Statements. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased.

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

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Money market investments: Money market investments are carried at cost, which approximates market value.

Investment and mortgage-backed securities: In accordance with Statement of Financial Accounting Standards No. 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities," at June 30, 1999, the balance of stockholders' equity included a $1.05 million unrealized loss on securities classified as available for sale.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt and equity securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security using a method approximating the level yield method. Such amortization is included in interest income from these investments. Interest and dividends are included in interest income from the respective investments. Realized gains and losses, and declines

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


in value judged to be other-than-temporary, are included in net securities gains and losses. The cost of securities sold is based on the specific identification method.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible credit losses and the valuation of real estate held for investment. A substantial portion of the Company's loans are collateralized by real estate and, accordingly, the performance of such loans may be affected by market conditions for real estate. As of June 30, 1999, most of the Company's real estate held for investment is located in New York. The Company has 64% of its total assets in five real estate properties and loans. Accordingly, the ultimate collectibility of these assets collateralized by real estate is particularly susceptible to changes in local market conditions. Management believes that the allowance for possible credit losses is adequate and that real estate held for investment is properly recorded.

Real estate: The Company accounts for its real estate assets in accordance with Statement of Accounting Standard No. 121 (SFAS-121), "Accounting for the Impairment of Long Lived Assets to be Disposed Of," issued by the Financial
Accounting Standards Board (the "FASB"). SFAS-121 requires that a loss is recorded for assets held for investment when events and circumstances indicate impairment and the undiscounted future cash flow generated by the investment in real estate is less than the related carrying amount. When the carrying amount of the asset may not be recoverable, the asset balance must be directly written down as part of the recorded loss. In addition, SFAS-121 requires long-lived assets held for sale to be carried at the lower of carrying value or fair value less the costs to sell. Fair value is defined in SFAS-121 as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


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

Recent Accounting Pronouncements:

SFAS No. 130. During June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"
(SFAS-130), which is required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

SFAS No. 132. Effective July 1, 1998 the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS-132). SFAS-132 became effective for all fiscal years beginning after December 15, 1997. The provisions of SFAS-132 revise employer's disclosures for pension and other post retirement benefit plans. SFAS-132 does not change the measurement or recognition of assets, obligations or periodic expenses related to these plans as the Statement was promulgated to standardize the disclosure requirements for pensions and other post retirement benefits to the extent practicable. Accordingly, the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

SFAS No. 133. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS-133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


2.  Reorganization

On May 22,  1998,  River  Bank  completed  its  Reorganization  into a  Delaware corporation named RB Asset, Inc., under a plan that was approved by the stockholders of River Bank. Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC"). Prior to the Reorganization, the Predecessor Bank was therefore subject to extensive regulation, examination and supervision by the Banking Department and by the FDIC. As a Delaware corporation, no longer engaged in banking activities, the Company is no longer subject to regulation by the Banking Department or the FDIC.

In connection with the Reorganization, on June 23, 1998 the Predecessor Bank was dissolved and its legal existence terminated. Upon such dissolution, the capital stock of River Bank was canceled and the stock transfer records of River Bank were closed. On that date, common and preferred shareholders of River Bank received shares of RB Asset, Inc. on a share-for-share basis so that RB Asset, Inc. was owned by the same stockholders, in the same proportions, as owned the Predecessor Bank on the record date. The transfer of assets, liabilities and business of River Bank to RB Asset, Inc. was expected to qualify as a tax-free reorganization under the Internal Revenue Code and, as such, the Company expects that certain of the Predecessor Bank's tax attributes have been preserved.

3.  Purchase of Assets and Liability Assumption Agreement

On June 28, 1996, the Predecessor Bank had consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Agreement") by and between the Predecessor Bank and HSBC Bank USA ("HSBC"), a banking corporation formerly known as Marine Midland Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased. Pursuant to the terms of the Branch Agreement, HSBC assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 bank branch offices, inclusive of the name East River Savings Bank. Included in the Transferred Assets was approximately $32.4 million of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with parties other than HSBC, aggregating $60.4 million, composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See Note 11 to the Consolidated Financial Statements.

At June 30, 1996, the Predecessor Bank retained $285.5 million in assets, including primarily real estate assets and non-performing loans. The balance of the assets retained after the Branch Sale primarily consisted of performing loans (including loans sold with recourse, subordinated participations, junior subordinated participations, loans to facilitate the sale of real estate owned and mortgage and other loans) and a modest amount of cash and investment securities (collectively, the "Retained Assets"). Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD and the terms of the HSBC Facility, subsequent to June 28, 1996, the Predecessor Bank and the Company have not originated a material amount of loans.

4.  Regulatory capital requirements

Subsequent to the termination of the Predecessor Bank's status as an insured nonmember bank by the FDIC and the reorganization of the Predecessor Bank into a Delaware corporation, the Company is no longer subject to the regulatory capital requirements of either the FDIC or the Banking Department.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the years ended June 30, 1999, 1998, and 1997, respectively. The Company had no securities outstanding that were convertible to common stock at June 30, 1999, 1998 and 1997.

6.  Cash due from banks and cash equivalents

Included in Cash, due from banks and cash equivalents at June 30, 1999, are approximately $2.0 million in Funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 1999, HSBC had restricted a total of $13.4 million in funds, held on deposit with HSBC, in accordance with the terms of the Branch Sale and the HSBC Facility agreements. At June 30, 1998, HSBC had restricted a total of approximately $19.6 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility agreements.

7.  Investment securities available for sale, net

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 1999 are as follows:

                                                      Gross            Gross
                                  Amortized        Unrealized       Unrealized        Estimated
                                      Cost            Gains           Losses             Value

       Equity securities          $     2,299     $      --        $   (1,005)       $     1,294
                                  ============     ============    ===========       ===========

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 1998 are as follows:


                                                      Gross           Gross
                                  Amortized        Unrealized      Unrealized      Estimated
                                      Cost            Gains           Losses         Value

       Equity securities          $      2,299    $      --      $     (926)       $    1,373
                                  ============    ============   ============      ============


8.  Loans receivable, secured by real estate

Loans secured by real estate at June 30, 1999 and 1998 consist of the following:

                                       June 30,                  June 30,
                                         1999                      1998
                                       --------                  --------
     One-to-four family residential    $   1,229                $   1,306
     Multi-family residential             21,519                   24,638
     Commercial                           30,949                   33,062
                                       -----------              ------------
                                       $  53,697                $  59,006
                                       ===========              ===========

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


In accordance with SFAS No. 114 (SFAS-114), "Accounting by Creditors for Impairment of a Loan," the Company considers a loan impaired if, based on current information and events, it is probable that all amounts due under the loan agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral.

At June 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS-114 were $18,047 and $19,130, respectively (of which $16,191 and $19,130 were on a non-accrual basis). The related allowance for credit losses is $7,679 and $7,679. The average investment in impaired loans during the years ended June 30, 1999 and June 30, 1998, were $18,589 and $22,952, respectively. For the years ended June 30, 1999 and June 30, 1998 the Company recognized interest income on those impaired loans of $84 and $41, respectively, using the cash basis of income recognition.

At June 30, 1999 and 1998, the Company had restructured 3 and 5 loans, respectively, secured by real estate which aggregated $20,882 and $22,999, respectively. The gross interest income that would have been recorded if those loans had been current in accordance with their original terms and had been outstanding throughout the years ended June 30, 1999 and 1998 is $2,188 and $2,411 respectively. The amount of interest on these loans that was included in interest income for the year ended June 30, 1999, and 1998 is $501 and $604.

9. Commercial and consumer Loans

Commercial and consumer loans at June 30, 1999 and 1998 consist of the following:

                                                June 30,           June 30,
                                                  1999               1998
                                                --------           --------
     Commercial loans:
          Secured                               $  2,520          $   2,520
          Unsecured                                5,939              5,939
                                                ---------         ----------
                                                   8,459              8,459
     Consumer loans:
          Student education loans                  1,855              1,972
                                                ---------         ----------

     Total commercial and consumer loans        $ 10,314          $  10,431
                                                =========         ==========


10.  Allowance for possible credit losses

The following is an analysis of the allowance for possible credit losses for the years ended June 30, 1999 and 1998:

                                              1999            1998
                                              ----            ----
     Balance at July 1, 1998 and 1997       $ 20,037        $ 31,570
     Provision charged to operations             -             1,500
     Charge-offs, net of recoveries           (1,882)        (13,033)
                                            ----------      ---------
     Balance at June 30, 1999 and 1998      $ 18,155        $ 20,037
                                            ==========      ==========


Charge-offs, net of recoveries, relate to losses incurred and recoveries realized in the sale or liquidation of assets.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


At June 30, 1999, the total provisions for possible credit losses were allocated to real estate loans in the amount of $15,815 and to commercial and consumer loans in the amount of $2,340. At June 30, 1998, the total provisions for possible credit losses were allocated to real estate loans in the amount of $17,697 and to commercial and consumer loans in the amount of $2,340.

11. Loans sold with recourse, net.

At June 30, 1998 Loans sold with recourse, were carried at $15,781, net of valuation allowances of $4,901 and consisted of loans and contracts of sale related to three multi-family residential developments, including a parcel of undeveloped land.

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

The Company made representations and warranties ( the "Recourse Provisions") with respect to the assets sold which included, among other things, the present condition of each asset, the nature of disposition arrangements which had been entered into by the Company prior to June 28, 1996 and that each of the assets was free of any liens or encumbrances. The Recourse Provisions also included representations with respect to certain of the assets that the Company had taken all actions to effect specific proposed dispositions or had made arrangements with third parties to complete actions required to effect such dispositions. The Company believes that it made adequate provision at June 30, 1998 for all recourse amounts expected to result from the sale of loans with recourse.

At June 30, 1996, loans sold with recourse were composed of a mortgage loan in the amount of $13.0 million secured by land and construction in process related to a single family condominium project in Wayne, New Jersey (the "Wayne Project") and included contracts of sale, in the amount of $11.0 million for two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). The Company's aggregate investment in the Wayne Project prior to the Asset Sale Transactions approximated $13 million. The Company's investment in the Bronx Projects prior to the Asset Sale Transactions aggregated $17.7 million, including $12.1 million for one site ("Site One") and $5.6 million for a second site ("Site Two"). The sale contract for the Bronx Projects represented the sale of ownership and development rights for each of the parcels of land and, for Site One, the Company's investment at June 28, 1996 in construction in process.

At June 30, 1999, the Wayne Project is in the final phase of a three phase development and all units have been sold (with the exception of one unit being temporarily retained by the Company for use as an on-site project administration facility). The Company believes that the Wayne Project will be fully completed and the remaining unit sold prior to June 30, 2000. The Company's remaining investment in the Wayne Project, net of applicable reserves, was $408,000 at June 30, 1999.

At June 30, 1999, the Company's remaining investment in the Bronx Projects aggregated $13.5 million, including $9.5 million for Site One and $4.0 million for Site Two. At June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. Site Two was vacant on June 30, 1999 with no development yet commenced. At June 30, 1999, the Company was evaluating various

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)




development and distribution strategies with respect to these properties. Such strategies would include, but not be limited to, sales of one or both of the Sites and various arrangements for the sale and development of subparcels of the Sites.

Payments made to reduce the remaining recourse claims related to the Bronx projects made from Bronx Project condominium unit sales proceeds to HSBC and to a third party lender aggregating $6.1 million and $2.1 million, respectively, in the year ended June 30, 1999 and $2.2 million and $2.1 million, respectively, in the year ended June 30, 1998. Such payments reduced the outstanding amount payable to HSBC and the third party lender to $0 and $0, respectively, at June 30, 1999 and to $6.1 million and $2.1 million, respectively, at June 30, 1998. Subsequent to the funding of the remaining recourse amounts the remaining assets were transferred at June 30, 1999 to real estate held for investment and constitute real estate held for development for financial reporting purposes.

12.  Real estate held for investment

Real estate held for investment at June 30, 1999 and 1998, respectively, consists of the following:


                                          June 30, 1999              June 30, 1998
                                          -------------              -------------

                                     Number of                   Number of
                                     Properties    Amount        Properties       Amount
                                     ----------    ------        ----------      -------
     Land Held for Development            3        $  13,959        -           $      -
     Multi-family                         2           60,142        2              62,426
     Commercial real estate:
        Office buildings                  2           17,577        2              17,616
        Shopping centers                  -               -         1               1,966
        Other                             1              760        1                 827
                                        ---         ----------     ---          ----------
                                          8         $ 92,438        6           $  82,835
                                        ===         ==========     ===          ==========

See Note 11 for a description of the assets reclassified to Real Estate Held for Development at June 30, 1999

At June 30, 1999, the Company's principal real estate held for investment properties consists of a multi-family apartment complex located in Philadelphia, PA, an office building complex in Atlanta, GA and co-operative apartment shares in New York, NY. The book values of the three properties are $54.4 million, $12.6 million and $5.7 million, respectively.

The Company has used currently available information to establish valuations for real estate held for investment at June 30, 1999. Future writedowns of real estate held for investment may be necessary based on changes in economic conditions, the receipt of newly-available information involving specific properties, or changes in management strategies.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)




13.  Real estate held for disposal

Real estate held for disposal, net of $40 and $1,363 valuation allowance at June 30, 1999 and 1998, respectively, consists of the following (dollars in thousands):

                                        June 30, 1999                June 30, 1998
                                        -------------                -------------

                                   Number of                     Number of
                                  Properties        Amount       Properties     Amount
                             ----------        ------       ----------     ------
     Multi-family residential          1        $   2,000             1         $  2,000
     Office buildings                  -               -              1            1,650
                                  ----------    -----------       ---------     -----------
                                       1        $   2,000             2         $  3,650
                                  ==========    ===========       ==========    ==========


Activity in the valuation allowance for real estate held for disposal for the years ended June 30, 1999 and 1998 is as follows:

                                                  June 30,           June 30,
                                                    1999              1998
                                                   ------            -----
     Beginning balance - July 1, 1998 and 1997    $  1,363         $  1,849
     Provisions charged to operations                   -                -
     Charge-offs                                    (1,323)            (486)
                                                  -----------      -----------
Ending balance - June 30, 1999 and 1998           $     40         $  1,363
                                                  ===========      ===========

At June 30, 1999, the Company's principal real estate held for disposal properties consisted of co-operative apartment shares in New York, NY, from which only minimal rental income was derived. At June 30, 1998, the Company's principal real estate held for disposal properties consisted of a parking garage adjacent to an office building complex in Atlanta, GA and co-operative apartment shares in New York, NY. Net rental income from investments in real estate held for sale were $66 and $77 for the years ended June 30, 1999 and 1998, respectively.

Management believes that the allowance for possible losses is adequate and that real estate held for disposal is properly valued. The Company has used currently available information to establish reserves and resultant net valuations for real estate held for disposal at June 30, 1999.

14.  Salaries and Employee Benefits

Due to the general cessation of all loan origination activities in anticipation of and subsequent to the Branch sale, salaries and employee benefits were not reduced by any capitalized direct loan origination costs in the years ended June 30, 1999, 1998, and 1997.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



15.  Other assets

Other assets at June 30, 1999 and 1998 consist of the following:


                                                                 June 30,              June 30,
                                                                   1999                  1998
                                                                   ----                  ----

          Accrued interest receivable                            $       348           $   388
          Deposit against asset sale recourse claims                       -             2,107
          Prepaid pension expenses and other assets                    2,799             1,753
                                                                 -----------           ---------
                                                                 $     3,147           $ 4,248
                                                                 ===========           =========

16.  Borrowed funds

Borrowed funds and weighted average year-end interest rates at June 30, 1999 and 1998 consist of the following:

                                                  June 30, 1999            June 30, 1998
                                                         Weighted                   Weighted
                                          Year-end       Average       Year-end     Average
                                           Amount          Rate         Amount       Rate

     Initial facilities (HSBC)            $  50,557        6.53%     $  60,557        8.20%
     Borrowed funds secured by loans
      sold with recourse (Note 11)              --            -          8,203        8.00
                                          -----------     --------   -----------    --------
                                          $  50,557                  $  68,760
                                          ===========                ===========
     Average cost of funds during
          the year ended                                   6.62%                      8.17%
                                                           =====                      =====

Borrowed funds secured by loans sold with recourse: In June 1996, the Company financed the sale of loans, in the amount of $24,000, in connection with and to facilitate the closing of the Branch Sale. These loans were sold to third parties, with recourse. Borrowed funds secured by loans sold with recourse bear interest at the prime rate (or, at the Company's option, a LIBOR based rate). See Note 11 for more information concerning the three properties previously securing these borrowed funds.

Initial Facility with HSBC: The closing of the Branch Sale was conditioned upon the Company's obtaining financing with terms and in an amount reasonably acceptable to the Company and determined to be reasonably adequate to permit consummation of the Branch Sale. The Company obtained from HSBC the Facility, consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed approximately $100.0 million. As of June 30, 1999, HSBC had extended $50.6 million under the Facility to the Company.

Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to HSBC, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank ("FHLB") and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts which are equal to 60% and 30% of the original aggregate amount of the Facility and remaining fully current on all obligations and in compliance with all covenants. The Company has remained current on all obligations and

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



remains in compliance with all covenants related to the Facility, accordingly, the agreement has been extended through June 30, 2000.

The Facility was priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one year extension. Following maturity or an event of default, the Facility will accrue interest at a specified default rate.

On October 1, 1998, a modification of the loan agreement between HSBC and the Company became effective. This modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of this modification and a decline in general interest rates in fiscal 1999, as compared with the previous year, the average annual rate of interest paid to HSBC declined from approximately 8.20% in 1998 to 6.53% in 1999.

The Facility is secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by HSBC and collateral assignments of first priority mortgages held by River Bank (the "Primary Collateral"). Each of the loans is cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan is also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to HSBC all of the cash flow from the Primary Collateral and the Additional Collateral. All of the net cash flow from the Primary Collateral and Additional Collateral will be applied to the prepayment of the Facility. In addition, all net proceeds from the sale of any Primary Collateral, and the proceeds from the sale of any Additional Collateral, shall be applied to the prepayment of the Facility subject to the Company's right to establish reserves for its operating needs. The Company will be permitted to prepay the Facility in whole or in part at any time without prepayment penalty or premium (subject to customary LIBOR breakage provisions).

The Loan Agreement requires that while any amounts remain outstanding under the Facility, the Company must receive HSBC's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.

The Company has requested that HSBC reactivate the Facility to provide the Company with access to fundings to be secured by assets from new lending, investment and real estate transactions. The Company has requested that HSBC provide availability up to the initial amount of the HSBC Facility of $100 million, or approximately $50 million in availability under the HSBC Facility. Availability under the HSBC Facility would be used, in combination with the restricted and unrestricted cash of the Company to invest in new lending, investment and real estate activities, subject to the prior approval of HSBC.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


17.  Other liabilities

Other liabilities at June 30, 1999 and 1998 consist of the following:


                                                        June 30,      June 30,
                                                          1999          1998
                                                         ------         -----
     Accrued interest payable                           $     754     $    479
     Accrued income taxes                                   6,290        5,787
     Accounts payable and accrued expenses                  4,120        3,036
     Postretirement benefits obligation                     3,914        4,352
     Preferred Stock dividend, declared and unpaid            879        1,313
                                                        ----------    ---------
                                                        $  15,957     $ 14,967
                                                        ==========    =========

18.  Stockholders' equity

On June 30, 1994, the Predecessor Bank consummated the placement ("Offering") of 5,500,000 shares of its common stock, par value $1.00 per share ("Predecessor Common Stock"), and 1,400,000 shares of 15% noncumulative perpetual preferred stock, series A, par value $1.00 per share ("Predecessor Preferred Stock") which resulted in net proceeds to the Predecessor Bank of $78,200. The issuance price of the offered stock was $9 per share for the Predecessor Common Stock and $25 per share for the Predecessor Preferred Stock. The Predecessor Bank's Restated Organization Certificate was amended prior to consummation of the Offering in order to authorize the issuance of up to 30,000,000 shares of Predecessor Common Stock and 10,000,000 shares of Predecessor Preferred Stock. Prior to the offering, the Predecessor Bank had 1,000,000 shares of Predecessor Common Stock issued and outstanding, plus warrants to purchase an additional 690,000 shares of Predecessor Common Stock. The Predecessor Bank also had 200,000 shares of 3% Noncumulative Senior Preferred Stock and 130,000 shares of 4% Noncumulative Preferred Stock issued and outstanding (each of which series of preferred stock had a liquidation value of $100 per share). Substantially concurrently with the Offering these shares were exchanged for 600,000 shares of Predecessor Common Stock and outstanding warrants to purchase Predecessor Common Stock were canceled. The Predecessor Bank had 7,100,000 shares of its Predecessor Common Stock and 1,400,000 shares of its Predecessor Preferred Stock outstanding at June 30, 1997.

In connection with the Reorganization (See Note 2), the stockholders of the Predecessor Bank received substantially identical capital stock of the Company (with substantially identical rights and privileges) on a share for share basis and as a result the Company had 7,100,000 shares of its common stock, $1.00 par value Company Common Stock, and 1,400,000 shares of its 15% non-cumulative perpetual preferred stock, series A, $1.00 par value ("Company Preferred Stock"), outstanding at June 30, 1998. Mr. Alvin Dworman, continues to be the largest stockholder of the Company with 2,768,400 shares or 39% of the Company Common Stock outstanding.

The Company's certificate of incorporation authorizes the issuance of up to 30,000,000 shares of Company Common Stock and 10,000,000 shares of preferred stock, of which 1,400,000 have been designated and issued as the Company Preferred Stock pursuant to the certificate of designation with respect thereto. The Company Preferred Stock is perpetual and is not subject to any sinking fund or other obligation of the Company to redeem or retire it.

The board of directors of the Company has the power from time to time to issue additional shares of Company Common Stock or perpetual preferred stock authorized by its certification of incorporation without obtaining approval of the Company's stockholders. The board of directors has the power to fix various terms with respect to additional shares of preferred stock, including voting powers, designations, preferences, price, dividend rate, conversion and exchange provisions, redemption provisions and the amounts that holders are entitled to receive upon any dissolution, liquidation or winding up of the Company.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The Company may pay dividends on common stock as declared from time to time by the Board of Directors out of funds legally available therefor. Except as provided with respect to any series of Preferred Stock, the holders of Common Stock possess exclusive voting rights in the Company. Each holder of Common Stock is entitled to one vote for each share held on all matters voted upon by stockholders. Stockholders are not permitted to cumulate votes in elections of directors. Subject to the prior rights of the holders of any shares of Preferred Stock that may be outstanding, in the event of any liquidation, dissolution or winding up of the Company, the holders of the Common Stock would be entitled to receive, after payment of all debts and liabilities of the Company (including all deposit accounts and accrued interest thereon) and, after distribution of the balance, if any, in the liquidation account maintained for certain depositors of the Company at the time of the Conversion, all assets of the Company available for distribution.

The Company had 937,777, 1,400,000, and 1,400,000 shares of its Preferred Stock, which were issued in connection with the Offering, outstanding at June 30, 1999, 1998, and 1997. During the year ended June 30, 1999, 462,223 shares of the Company's Preferred Stock were exchanged for Increasing Rate Junior Subordinated Notes due 2006 under the terms of the Company's Preferred Stock Exchange Offer. See Note 26, below.

The Company's Preferred Stock is perpetual and is not subject to any sinking fund or other obligation of the Company to redeem or retire it. The par value of the Preferred Stock is $1.00 per share. This stock ranks prior to the Common Stock with respect to dividend rights and rights upon the voluntary or involuntary dissolution, liquidation or winding up of the Company, and to all other classes and series of equity securities of the Company hereafter issued, other than any class or series of equity securities of the Company expressly designated as being on a parity with or senior to the Preferred Stock with respect to dividend rights or rights upon any such dissolution, liquidation or winding up. The Common Stock and any other classes or series of equity securities of the Company not expressly designated as being on a parity with or senior to the Preferred Stock are referred to hereafter as "Junior Stock." The rights of holders of shares of Preferred Stock are subordinate to the rights of the Company's creditors, including its depositors. The Company may not issue any capital stock that ranks senior to the Preferred Stock without the approval of holders of at least 66% of the outstanding shares of Preferred Stock, voting as a class.

Holders of Company's Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available therefor, noncumulative cash dividends at the rate of 15% per annum. The right of holders of Preferred Stock to receive dividends is noncumulative. Accordingly, if the Board does not declare a dividend payable in respect of any quarterly dividend period (a "Dividend Period"), then holders of Preferred Stock will have no right to receive, and the Company will have no obligation to pay, a dividend in respect of such Dividend Period, whether or not dividends are declared payable in respect of any future Dividend Period. No full dividends may be declared or paid or set aside for payment as dividends on any class or series of equity securities ranking, as to dividends, on a parity with the Preferred Stock for any Dividend Period unless full dividends on the Preferred Stock for such Dividend Period shall have been paid or declared and set aside for payment.

Dividends on the Preferred Stock will not be declared and paid if payment of such dividends is then restricted by (i) laws, rules, regulations or regulatory conditions applicable to the Company or (ii) orders, judgments, injunctions or decrees issued by, or agreements with, federal or state authorities with respect to the Company. The Company is not permitted to declare or pay dividends (whether in cash, stock or otherwise) on its common or preferred stock without the prior written consent of HSBC.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of River Bank Predecessor Preferred Stock would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's nor the Predecessor Bank's Board of Directors have

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


taken any action regarding a quarterly dividend on the Company's Predecessor or Company Preferred for any of the quarterly periods ended from September 30, 1996 through June 30, 1999. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company's Preferred Stock will continue to be subject to the approval of HSBC for as long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company's Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company preferred Stock, even if permitted to do so by HSBC.

Holders of the Preferred Stock will not be entitled to vote upon the election of members of the Board or other matters in general. Holders of the Preferred Stock, however, will be entitled to elect two members of the Company's Board to fill two newly-created directorships upon the occurrence of a "Voting Event." A Voting Event occurs if the Company fails to pay full dividends on the Preferred Stock (or to declare such full dividends and set apart a sum sufficient for payment thereof) with respect to each of any six Dividend Periods, whether consecutive or not. Two members of the Company's Board of Directors were elected to represent the holders of the Company's preferred stock on September 16, 1998 at the Company's annual meeting.

The Preferred Stock is perpetual and is not redeemable prior to July 1, 2004. The Preferred Stock is redeemable by the Company at its option at any time on or after July 1, 2004, in whole or in part, at the per share redemption prices set forth below in cash, plus in each case an amount in cash equal to accrued but unpaid dividends for the then-current Dividend Period up to, but excluding, the date fixed for redemption (the "Redemption Date") without the accumulation of unpaid dividends for prior Dividend Periods:

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

If fewer than all the outstanding shares of Preferred Stock are to be redeemed, the shares to be redeemed shall be selected pro rata or by lot or by such other method as the Board of Directors of the Company, in its sole discretion, determines to be equitable.

In the event of a change of control, the acquirer ("Note Issuer") may, at its option, exchange (the "Note Exchange") all or part of the outstanding Preferred Stock for subordinated notes (the "Notes") of the Note Issuer, provided that any such Note Issuer is an insured depository institution within the meaning of the FDIC. Pursuant to a Note Exchange, each $1,000 in liquidation value of the shares of Preferred Stock covered thereby will be exchangeable for $1,000 principal amount of Notes. Such Notes shall have the terms, covenants and conditions set forth under "Description of Notes" below. The rate of interest on the Notes shall be 15%, the maximum principal amount of the Notes shall be 100% of the aggregate liquidation preference of the Preferred Stock to be exchanged and the principal of such Notes shall not be payable prior to July 1, 2004. Subject to the FDIC approval of the Notes as Tier 2 capital of the Note Issuer, the Note Issuer may elect to consummate the Note Exchange at any time following a change of control and prior to July 1, 2014.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)

As a result of the capital stock distribution steps described in Note 2 to the Consolidated Financial Statements, all of the capital stock of an interim predecessor of the Company was distributed to stockholders of the Predecessor Bank on a share-for-share basis such that following consummation of the Reorganization each holder of the capital stock of the Predecessor Bank is now the holder of corresponding capital stock of the Company. The capital stock of the Company has rights and privileges substantially identical to those of the capital stock of the Predecessor Bank.

19.  Income taxes

At June 30, 1999, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $101.7 million attributable to tax-basis operating losses incurred in 1991 through 1999. The Company's NOL's may be carried forward 20 years and will expire in years 2011 through 2019.

For income tax purposes, certain deductions of "closely held" corporations from "passive activities" are generally deductible only against either income from passive activities or net income from an active trade or business. Passive activity losses in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income from passive activities or from an active trade or business in future years, or will generally be fully deductible upon a complete disposition of the underlying passive activity. At June 30, 1999, the Company had suspended passive activity losses for federal income tax purposes of approximately $277, suspended passive activity credits, which are subject to similar limitations, of approximately $6.8 million and additional non-passive credits of $555 and $784 which were generated in 1995 and 1994, respectively, and will expire in the years 2009 to 2012 if not used. Alternative minimum tax payments of $2.5 million may be carried forward as a credit to offset regular federal tax liabilities in future years, subject to certain limitations.

The Reorganization was structured and implemented in a manner intended to constitute a tax-free "reorganization" for Federal income tax purposes, within the meaning of section 368 of the Code. Consequently, the Reorganization was reasonably characterized as a tax-free "reorganization." However, the ability of the Reorganization to qualify as a tax-free reorganization turns on certain unresolved and complex issues of tax law as to which there are no clearly established legal precedents and for which the Company has not requested a ruling from the IRS. As a result, the IRS or a court could determine that the Reorganization did not constitute a tax-free reorganization. If such a determination were made and sustained, certain of the tax consequences described above would not apply. In particular, the Predecessor Bank's stockholders would be required to recognize gain upon the deemed exchanges of River Bank capital stock for RB Asset Common Stock and RB Asset Preferred Stock to the extent that the fair market value of any RB Asset capital stock received exceeded the basis of the River Bank capital stock deemed exchanged therefor, and their holding period would begin on the date of the exchange. Recognition of loss on such deemed exchanges might not be allowed until the stockholders dispose of some or all of their RB Asset, Inc. Capital Stock. Moreover, the Predecessor Bank would be required to recognize gain on its disposition and distribution of property in connection with the Reorganization and any loss on such disposition and distribution may be required to be deferred until RB Asset, Inc. were to sell the assets to an unrelated third party; and, to the extent its tax attributes were not used to offset any gain, RB Asset, Inc. would not succeed to them.

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

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



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

The significant components of the net tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities at June 30, 1999, 1998 and 1997 are presented below:


                                                                  June 30,               June 30,               June 30,
                                                                    1999                   1998                   1997

Deferred tax assets:
     Net operating loss carryforwards                             $    35,604            $    31,136           $    35,074
     Allowance for credit losses and valuation allowances              10,703                 12,213                 4,718
     Suspended passive activity losses                                    277                    277                   277
     Suspended passive activity credit carryforward                     6,791                  8,236                 5,391
     Non-passive activity credit carryforward                              --                     --                 2,015
     Interest accrued on non-performing loans                          12,817                  9,854                   758
     Alternative minimum tax credit carryforward                        2,500                  2,500                 2,500
     Non-deductible reserves and contingencies                          3,485                  4,129                 5,197
      Other                                                               310                    341                   514
                                                                -------------          -------------        --------------
        Total gross deferred tax assets                                72,487                 68,686                56,444

       Less: Valuation allowance                                       46,179                 49,456                36,874
                                                                 ------------           ------------          ------------
        Net deferred tax assets                                   $    26,308            $    19,230           $    19,570
                                                                  ===========            ===========           ===========

Deferred tax liabilities:
      Tax losses on partnership ventures                          $    26,013            $    18,863           $    18,184
      Tax over book depreciation                                          295                    367                 1,386
                                                               --------------         --------------         -------------
        Total deferred tax liabilities                            $    26,308            $    19,230           $    19,570
                                                                  ===========            ===========           ===========

The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of recent losses and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Company believes will more likely than not be realized. The valuation allowance decreased during the fiscal year ended June 30, 1999 by $3.3 million. This decrease relates to the decrease in the excess of the gross deferred tax assets over the gross deferred tax liability.

The components of the provision for income taxes for the fiscal years ended June 30, 1999, 1998 and 1997 are as follows:


                                         June 30,       June 30,       June 30,
                                          1999           1998           1997
                                          ----           ----           ----
     Current:
         Federal                        $     --       $     --    $       --
         State and local(benefit)            550            434        (3,300)
     Deferred                                 --             --            --
                                        ----------     ----------    ----------
                                        $    550       $    434      $ (3,300)
                                        ==========     ========      ========

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The provision for state income taxes for the year ended June 30, 1997 includes a current tax benefit in the amount of $3.3 million. The credit is the result of the Company's redetermination of its state income tax liability at June 30, 1997.

During the year ended June 30, 1997, the Company completed a review of its potential current and deferred federal and state tax liability in light of the Branch Sale and its related tax effects. As a result of the review of its potential current and deferred tax liabilities and the results of operations for the year ended June 30, 1997, the Company reduced its provision for state and local income taxes by $3.3 million. Additionally, the Company reduced its estimated current state and local income tax liability at June 30, 1997 to reflect the effect of the Branch Sale and subsequent transactions completed during the fiscal year.

The table below presents a reconciliation between the expected tax expense (benefit) and the recorded tax provision for the fiscal years ended June 30, 1999, 1998 and 1997 which have been computed by applying the statutory federal income tax rate (35%) to loss before provision for income taxes.


                                                           June 30,           June 30,         June 30,
                                                             1999               1998            1997
                                                             ----               ----            ----

Federal income tax expense (benefit at statutory rates)    $   211          $  (528)        $ (10,543)
Increases/(reductions) in tax resulting from:
State and local income taxes (benefit), net of federal
     income tax effect                                         358              283            (2,145)
Effect of net operating loss currently utilized                 --               --                --
Effect of net operating loss not currently
   recognized                                                 (569)             245            12,688
Other, net                                                      --               --                --
                                                           $    --          $    --         $      --
                                                           ===========      ===========     ===========


20.  Leases

The Company is not obligated for any material amounts under the terms of any non-cancelable operating leases.

21.  Other operating expenses

During the year ended June 30, 1999, the Company accrued expenses for services provided by RB Management, LLC in the amount of $1,250 for Bank Management Services, $1,176 for Asset Management Services, and $139 for Asset Disposition Fees in accordance with a fee schedule agreement between the two entities. During 1999, the Company paid RB Management, LLC an aggregate $2,238. At June 30, 1999, the Company had no remaining payable balance due to RB Management, LLC.

22.  Retirement and other employee benefits

The Company maintains a noncontributory defined benefit retirement plan (the "Plan") in which substantially all employees participated. The Plan provides benefits based on the participant's years of service and compensation.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets for the years ended June 30, 1999, 1998 and 1997 and a statement of the funded status of the Plans as of June 30, 1999, 1998 and 1997:

                                                             June 30,             June 30,       June 30,
                                                               1999                 1998           1997
                                                              ------               ------          -----
     Reconciliation of the benefit obligation

         Obligation at July 1                                 $     5,691    $     5,481   $     5,402

         Service cost                                                   -              -             -
         Interest cost                                                413            397           381
         Plan amendments                                                -              -             -
         Actuarial (gain) loss                                        193            165            11
         Benefit payments                                            (375)          (352)         (313)
         Obligation at June 30                                $     5,922    $     5,691   $     5,481
                                                              ============   ============  ============

     Reconciliation of fair value of plan assets

         Fair value of plan assets at July 1                  $     5,800    $     5,872   $     5,749
         Actual return on plan assets (net of expenses)               407            280           436
         Employer contributions                                         -              -             -
         Benefit payments                                            (375)          (352)         (313)
         Fair value of plan assets at June 30                 $     5,832    $     5,800   $     5,872
                                                              ============   ============  ============

     Funded status

         Funded status at June 30                                    $(90)   $        109  $       391
         Unrecognized transition (asset) obligation                     -              -             -
         Unrecognized prior service cost                                -              -             -
                                                                        -              -             -
         Unrecognized (gain) loss                                   1,347           1,180          908
         Net amount recognized                                $     1,257    $      1,289  $     1,299
                                                              ============   ============  ============

The following table provides the amounts recognized in the statement of financial condition as of June 30, 1999, 1998 and 1997:


                                          June 30,            June 30,        June 30,
                                            1999                1998            1997
                                           ------              ------          -----
          Prepaid benefit cost           $   1,257         $   1,289        $   1,299
          Accrued benefit liability              -                 -                -
          Intangible asset                       -                 -                -
                                         ------------      ------------     ----------
          Net periodic pension benefit   $   1,257         $   1,289        $   1,299
                                         ============      ============     ==========

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The following table provides the components of the net periodic benefit cost for the Plan for the years ended June 30, 1999, 1998 and 1997:

                                                    June 30,              June 30,      June 30,
                                                      1999                  1998          1997
                                                     ------                ------         -----
Service cost                                        $     -            $      -        $     -
Interest cost on projected benefit obligation             413                 397           381
Expected return on plan assets                           (407)               (413)         (406)
Amortization of transition (asset) obligation             -                   -              -
Amortization of prior service cost                        -                   -              -
Amortization of net (gain) loss                            25                  27             3
                                                     --------------    ------------    ---------
Net periodic pension cost/(credit)                   $     31          $       11      $    (22)
                                                     =============     ============    ==========

The weighted average assumptions used in the measurement of the Company's benefit obligations at June 30, 1999, 1998 and 1997 are provided in the following table:

                                                                      June 30,     June 30,    June 30,
                                                                        1999         1998        1997
                                                                       ------       ------      -----
     Weighted average discount rates                                    7.25%        7.25%      7.25%

     Expected weighted average long-term rate of return on assets       7.25%        7.25%      7.25%

In connection with contractual termination agreements, certain former officers of the Company have been granted additional retirement benefits, net of amounts provided by the Plan, based in part on additional years of service and early retirement subsidies. These retirement benefits are accounted for as deferred compensation arrangements. The liability for these retirement benefits at June 30, 1999, 1998 and 1997 aggregated $722, $746 and $554, respectively. The related expense for the years ended June 30, 1999, 1998, and 1997 was $192, $192 and $58, respectively.

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

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of July 1, 1994.

The funded status of the Company's Plan at June 30, 1999, 1998, and 1997 is as follows:

                                                             June 30,         June 30,        June 30,
                                                               1999             1998            1997
                                                              ------           ------          -----
     Accumulated postretirement benefit obligation:
          Retired employees                                   $  (3,170)     $  (3,784)     $  (3,968)
               Fully eligible plan participants                      --             --             --
               Other active plan participants                        --             --             --
                                                              ------------   -----------    -----------
          Unfunded postretirement benefit obligation             (3,170)        (3,784)        (3,968)
     Unrecognized net (gains) / losses                             (744)          (568)          (760)
     Unrecognized transition obligation                              --             --             --
          Accrued postretirement benefit liability            $  (3,914)     $  (4,352)     $  (4,728)
                                                              ===========    ===========    ===========

The net periodic postretirement benefit cost of the Company's Plan for the years ended June 30, 1999, 1998, and 1997 include the following components:

                                                    June 30,        June 30,       June 30,
                                                      1999            1998           1997
                                                     ------          ------          -----
     Service cost                                   $     --       $     --      $     --
     Interest cost                                       210            207           302
     Amortization of transition obligation                --            (13)          (29)
                                                    --------       ----------    ----------
     Net periodic postretirement benefit cost       $    210       $    194      $    273
                                                    ==========     ==========    ==========

For measurement purposes, an 8.0% annual increase in the per capita cost of covered health care benefits was assumed for fiscal 1999 and 1998. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1999 by $313 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1999 by $21.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 7.25% for the years ended June 30, 1999 and 1998. As the plan is unfunded, no assumption was needed as to the long term rate of return of assets.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


24.  Fair value of financial instruments

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax amounts and office premises and equipment. In addition, there are intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits", the Company's branch network and other items generally referred to as "goodwill."

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1999, 1998 and 1997:


                                                      June 30, 1999        June 30, 1998            June 30, 1997
                                                      -------------        -------------            -------------
                                               Carrying    Estimated   Carrying   Estimated     Carrying     Estimated
                                                Amount     Fair Value   Amount    Fair Value     Amount      Fair Value
                                               --------    ----------  --------   ----------    --------     ----------

Cash and due from banks                        $ 28,135    $ 28,135   $ 32,087    $ 32,087      $ 14,036     $ 14,036
Investment securities available for sale, net     1,294       1,294      1,373       1,373         6,275        6,275
Accrued interest receivable                         348         348        388         388         2,047        2,047
Gross loans receivable:
     Secured by real estate                      53,697      53,696     59,006      59,006        80,093       80,093
     Consumer                                     1,855       1,855      1,972       1,972         2,871        2,871
     Loans sold with recourse, net               13,959      13,959     15,781      15,781        24,451       24,451
Borrowed funds                                   50,557      50,557     68,760      68,760        84,272       84,272
Accrued interest payable                            754         754        479         479           964          964

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

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



     Debt and equity securities: Estimated fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for investments with similar terms and credit quality.

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

     Approximately $8,459, $8,459 and $12,806, of the Company's $64,012, $65,181
     and $95,770 total loans receivable relate to commercial loans at June 30, 1999, 1998 and 1997, respectively. The Company believes that dollar amounts relating to commercial loans are relatively small in comparison to total loans receivable at June 30, 1999, 1998 and 1997, and that an estimate of fair value of commercial loans cannot be made without incurring excessive costs. Therefore, the Company concludes that it is not practicable to estimate the fair value of its commercial loan portfolio.

     The Company's estimates of impairment due to collectibility concerns related to these loans are included in the allowance for possible credit losses. The weighted average of the effective interest rates and the weighted average maturity dates of commercial loans are 8.22% and 1.09 years, 8.22% and 2.09 years and 9.32% and 3.09 years at June 30, 1999, 1998 and 1997, respectively.

     Borrowed funds: Fair values of borrowed funds are based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowed funds of similar remaining maturities.

25.  Commitments and contingencies

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

26.  Preferred Stock Exchange Offer

Summary. On November 25, 1998, the Company offered upon the terms and conditions set forth in its Offering Circular and the related Letter of Transmittal (which together constituted the "Exchange Offer"), to exchange $25.94 principal amount of its Increasing Rate Junior Subordinated Notes due 2006 (the "Subordinated Notes") for each outstanding share of its 15% Non-Cumulative Preferred Perpetual Stock, Series A, par value $1.00 (the "Company Preferred Stock"), of which 1,400,000 shares were outstanding on that date.

Description of the Subordinated Notes. The following narrative describes the Subordinated Notes, issued by the Company on December 30, 1998:

Issue - Increasing Rate Junior Subordinated Notes due 2006 issued under an indenture (the "Indenture"), as amended on February 1, 1999, between the Company and La Salle National Bank, as trustee.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


Principal Amount - $11,988,000, plus such additional principal amount of Subordinated Notes as may be issued in payment of interest on the Subordinated Notes from the date of their initial issuance until the semi-annual interest period beginning January 16, 2002.

Interest Payment Dates - January 15 and July 15 of each year, commencing July 15, 1999.

Maturity - January 15, 2006.

Interest Rate - Interest will accrue from the issuance date (December 30, 1998) at the initial rate of 8% per annum (the "Initial Rate") until the interest period beginning January 16, 2002 (the "Interest Increase Date") and will be payable, at the option of the Company, either in cash or by issuance of additional Subordinated Notes. Thereafter, interest will be payable semi-annually in cash at an annual rate increasing from the Initial rate by 0.50% per annum each semi-annual interest payment period commencing with the interest payment period beginning on the Interest Increase Date up to a maximum of 12% per annum. The Company's ability to pay in cash any installment of interest on, or principal or premium (if any) of, the Subordinated Notes is currently subject to the approval of HSBC under the terms of the Facility and its Credit Agreement, dated June 28, 1996 (the "Credit Agreement"). However, borrowings under the Credit Agreement mature on June 30, 1999, subject to the right of the Company to extend for two successive one-year periods to June 30, 2001, which date is prior to the dates on which cash payments of interest and principal are required to be made on the Subordinated Notes. There can be no assurance that HSBC will provide any such approval that may be requested by the Company in the future for payment of cash for any installment of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

Ranking - The Subordinated Notes constitute unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. At June 30, 1999, the Company had approximately $50.6 million of Senior Indebtedness outstanding. The Indenture will not limit the amount of additional indebtedness which the Company can create, incur, assume or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary of the Company can create incur, assume or guarantee.

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

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


The following chart illustrates the amount of premium payable on each $1,000 principal amount of Subordinated Notes during the periods indicated:


          If redeemed during the six month period beginning        Premium

    January 16, 2003 ...................................         $   5.00
    July 16, 2003 ......................................         $   7.50
    January 16, 2004 ...................................         $  10.00
    July 16, 2004 ......................................         $  20.00
    January 16, 2005 ...................................         $  30.00
    July 16, 2005 ......................................         $  40.00

Purposes of the Exchange Offer. In view of the changes in the nature of the Company and its business as a result of the Reorganization described in Note 1, the Board of Directors effected the Exchange Offer for the purpose of affording all holders of the Company Preferred Stock an opportunity to exchange their shares of Company Preferred Stock for the Subordinated Notes which may have been determined by them to be a more attractive investment. As more fully described in the Offering Circular dated November 25, 1998, the Exchange Offer provided holders of the Company Preferred Stock with the opportunity to exchange perpetual preferred stock having a $25.00 per share liquidation value with non-cumulative dividend rights and no mandatory redemption provisions for $25.94 principal amount of a debt instrument maturing in seven years which requires (i) semi-annual payments of interest, payable in kind or in cash, at the Company's option, for the first three years and thereafter in cash, at rates increasing from an initial 8% per annum rate and (ii) the repayment of principal in mandatory semi-annual installments commencing after three years with increasing premiums on installments paid after four years.

By letter, dated May 22, 1998, counsel for certain holders of shares of the Company Preferred Stock advised the Company that such holders objected to the Reorganization. Specifically, such counsel alleged that the Reorganization (i) constituted a "liquidation" of River Bank America in violation of the terms of the certificate of designations of the Predecessor Preferred Stock by failing to provide for the payment to the holders of the Predecessor Preferred Stock of the liquidating distribution required by the certificate of designations of $25.00 per share, plus all accrued, undeclared and unpaid dividends thereon, (ii) was illegal under the New York Banking Law (the "NYBL") which provides, in the case of a voluntary liquidation, that the liquidating corporation shall distribute its remaining assets among its shareholders according to their respective rights and interests, (iii) violated a commitment made in River Bank's proxy statement, dated May 13, 1996, to retire the Predecessor Preferred Stock following approval and finalization of the sale of certain of its branches and assets to HSBC and
(iv) constituted a breach of duty owed by River Bank's Board of Directors to the holders of the Predecessor Preferred Stock.

The Company believed such allegations were without merit. However, in an effort to resolve these claims on an amicable basis, representatives of the Company and such holders discussed from time to time since the date of such letter, certain proposals under which the Company would offer to exchange a new security for the Company Preferred Stock. In October, 1998, the Company proposed to representatives of such holders to effect an exchange offer upon substantially the terms and conditions of the Exchange Offer. Such proposal was not acceptable to such holders and, on October 27, 1998, 11 holders of Company Preferred Stock who claimed to beneficially own, in the aggregate, 849,000 shares (approximately 60.6% of the then outstanding shares) of Company Preferred Stock (the "Organized Group") commenced a lawsuit entitled Strome Global Income Fund et al. v. River Bank America et. al. ( the "Complaint" ) in Supreme Court of the State of New York, County of New York, Index No. 605226198 (the "Action" ), against the Company, certain of its predecessors and certain of its directors (collectively, the "Defendants"). The complaint in the Action alleged (the "Allegations"), among other things, that (i) the Defendants breached the certificate of designations relating to the

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


Predecessor Preferred Stock by fraudulently transferring assets of River Bank and by illegally amending the certificate of designations, (ii) the Defendants fraudulently conveyed the assets of River Bank, thereby depriving the holders of a liquidating distribution, (iii) the Defendants violated the NYBL by liquidating River Bank without making the liquidating distribution required by the NYBL and by denying holders appraisal rights to which they were entitled by the NYBL, (iv) the Defendants breached their fiduciary duty to holders by depriving them of their liquidating distribution, (v) the Defendants breached their duty of disclosure by omitting from the Proxy Statement dated March 27, 1998 material facts relating to the holders' rights to receive a liquidating distribution, their appraisal rights for their shares and the requirement that holders vote as a class with respect to the amendment of the certificate of designations, (vi) the Defendants' implementation of the liquidation of River Bank and the amendment of the certificate of designations were ultra vires and should be declared void and (vii) the intentionally tortious nature of the Defendants' conduct bars them from seeking indemnification for their actions and, therefore, the Defendants should be enjoined from seeking indemnification for damages or attorney's fees relating to the Action.

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The motion was argued before the court on February 23, 1999 and the court reserved judgement. The motion remains pending before the court.

Release of Claims. Holders of Company Preferred Stock, including any of the plaintiffs in the Action, whose shares were tendered and accepted by the Company for exchange pursuant to the Exchange Offer have released the Company, its predecessors and successors, and their respective parents, subsidiaries, affiliates and assigns, and each of their respective officers, directors, employees, partners, advisors, agents and representatives from all actions, causes of action, claims, judgements, contracts, agreements or understandings whether individual or derivative in nature, which such holders had with respect to the shares of Company Preferred Stock exchanged pursuant to the Offering Circular or any disclosures, rights or agreements relating thereto, including, but not limited to, any claims made in the Action and any claims with respect to the Reorganization and the transfer of assets from River Bank.

Waiver of Dividend. Each Holder (as defined in the Offering Circular) who accepted the Exchange Offer was deemed to have waived all rights, with respect to each share of Company Preferred Stock exchanged, to receive the $0.94 per share quarterly dividend that was declared on shares of Series A Preferred Stock for the quarter ended June 30, 1996 but which remains unpaid.

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

Conditions of the Exchange Offer. The Company obtained the consent of HSBC to effect the Exchange Offer and issue the Subordinated Notes. However, there can be no assurance that HSBC will provide any approval that may be requested by the Company in the future for the payment in cash of any installments of interest or any prepayment of principal and premium, if any, prior to the dates such cash payments are required to be made under the terms of the Subordinated Notes.

                                 RB ASSET, INC.
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Years ended June 30,
                              1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



Acceptance Results of the Exchange Offer. On December 28, 1998, the Company announced that it had completed its offer to exchange $25.94 principal amount of its newly-authorized Subordinated Notes for each outstanding share of its Series A Preferred Stock properly tendered to, and accepted by, the Company in accordance with the provisions of the Exchange Offer. At the expiration of the Exchange Offer on December 24, 1998, 415,273 shares of the Series A Preferred Stock had been properly tendered and accepted by the Company for exchange.

Subsequent to the expiration of the Exchange Offer, the Company accepted private requests for the exchange of its Series A Preferred Stock from individuals under terms identical to those of the Exchange Offer. As a result, 32,950 shares of the Company's Series A Preferred Stock were exchanged during the quarter ended March 31, 1999 and an additional 14,000 were exchanged during the quarter ended June 30, 1999.

As a result of these exchanges, the Company's total Stockholder's Equity and other liabilities were reduced by $11.19 million and $432,000, respectively, and its Subordinated Notes liability increased by $11.38 million. Following the acceptance of the exchanges of the Preferred Stock, described above, 462,223 shares of the Series A Preferred Stock (representing approximately 33.0% of the 1,400,000 shares of Series A Preferred Stock outstanding before the commencement of the Exchange Offer) had been properly tendered and accepted by the Company. No members of the Organized Group tendered any shares of the Series A Preferred Stock in the Exchange Offer. The Company does not believe that there will be any additional exchanges of Preferred Stock for Subordinated Notes subsequent to June 30, 1999.

Interest Expense. The Subordinated Notes carry an interest rate of 8%, which will rise to 8.5% for the 37th to 42nd month following the issuance date and to 9.0% in the 43rd to 48th months following the issuance date. All interest will be compounded semi-annually, following December 30, 1998, the date of Subordinated Notes issuance. The Subordinated Notes were discounted at issuance, on the Financial Statements of the Company, by $363 in order to provide a level cost of funds for the Subordinated Notes of 9.0%. This rate is consistent with debt instruments of similar credit quality and maturity structure at the time the Subordinated Notes were issued. During the year ended June 30, 1999, accrued interest expense, in the amount of $524, (including accretion expense for the effective yield discount and debt issuance costs of $69) was recognized for the six month period from date of issuance of the Subordinated Notes to the end of the fiscal year.

INDEX TO FINANCIAL SCHEDULES


                                 RB ASSET, INC.
                                  June 30, 1999
                    Index to Consolidated Financial Schedules


                                                                    Page
                                                                    ----

       Valuation and Qualifying Accounts (Schedule II)
                      Year ended June 30, 1999                      F-35


       Real Estate and Accumulated Depreciation (Schedule III)      F-36
                      Year ended June 30, 1999


       Investments in Real Estate Assets (Schedule IV)              F-38
                      Year ended June 30, 1999

                                 RB ASSET, INC.
                                    FORM 10-K
                 VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)
                                  JUNE 30, 1999
                             (dollars in thousands)

                                                               Additions -     Additions - Charged
                                               Balance at     Charged to Costs      to Other                            Balance at
            Description                       Beginning of     and Expenses         Accounts          Deductions     End of Period
- -----------------------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 1999
   Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate             $17,697    $    -           $      -            $  1,882 [3]     $  15,815
     Allowance for possible credit losses -
           commercial and consumer loans              2,340         -                  -                  -              2,340
      Securities valuation account                      926         -                 78  [1]             -              1,004
                                                    -------    --------         --------            --------         ----------
                                                    $20,963    $    -           $     78            $  1,882         $  19,159
                                                    =======    ========         ========            ========         ==========
Year Ended June 30, 1998
   Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate              $25,787   $ 1,500          $      -               9,590 [3]     $  17,697
     Allowance for possible credit losses -
           commercial and consumer loans               5,783        -                  -               3,443 [3]         2,340
      Securities valuation account                     1,105        -                  -                 179 [2]           926
                                                     -------   --------         ------------         --------        ----------
                                                     $32,675   $ 1,500          $      -            $ 13,212         $  20,963
                                                     =======   ========         ============        ===========      ==========
Year Ended June 30, 1997
   Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate              $28,359   $ 1,000          $      -            $  3,572 [3]     $  25,787
     Allowance for possible credit losses -
           commercial and consumer loans               5,783        -                  -                  -              5,783
      Securities valuation account                     1,218        -                  -                 113 [2]         1,105
                                                     -------   ----------       -------------       ------------     -----------
                                                     $35,360   $ 1,000          $      -            $  3,685         $  32,675
                                                     =======   =========        ==============      ==========       ===========


Notes to Valuation and Qualifying Accounts Schedule:
- ---------------------------------------------------

Note 1 - Addition to valuation reserve for marketable equity securities charged to Stockholder's Equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Note 2 - Reduction in valuation reserve for marketable equity securities added to Stockholder's Equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Note 3 - Uncollectible loan assets written off, net of recoveries.

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 1999
                             (dollars in thousands)

                                                                             Cost capitalized subsequent
                                                Initial cost to complete             to acquisition
                                                ---------------------------------------------------------------


                                                           Buildings and
   Description                Encumbrances        Land      improvements  Improvements  Deductions  Description
- ---------------------------------------------------------------------------------------------------------------
Alden Park                       $ 42,339        $ 11,220   $ 39,769       $  5,113     $   --           (3)
 Multi-family apartment bldg.
  Philadelphia, PA
Royal York                          7,792           1,479     20,099          3,723      17,415   Unit sales (2)
 Multi-family apartment bldg.
  New York, NY
260 W. Sunrise                      2,775             370      5,616             --          --   Unit sales
 Office complex
 North Woodmere, NY
86 West                                --             166      1,100            166         650   Sales (3)
 Condominium
 New York, NY
Kingston Atlanta                       --           2,488     22,901             --      12,402      --
 Mixed use commercial
 Atlanta, GA
Shorehaven/Castle Hill                 --          13,959         --             --          --      --
 Land held for development
 New York, NY

Totals                            $ 52,906        $29,682    $89,485         $9,002     $30,467






                                   Gross amount at which carried
                                 at close of period, June 30, 1999
                                   -----------------------------
                                                                                                    Life on which
                                              Buildings                              Date of    depreciation in latest
                                                 and                 Accumulated  Construction of income statement is
   Description                    Land      Improvements   Total     Depreciation   Acquisition    computed (year)
- ----------------------------------------------------------------------------------------------------------------------
Alden Park                      $ 11,220    $ 44,882      $ 56,102    $  1,621           (1)              30
 Multi-family apartment bldg.
  Philadelphia, PA
Royal York                         1,479       6,407         7,886         225           (1)              30
 Multi-family apartment bldg.
  New York, NY
260 W. Sunrise                       370       5,616         5,986         989           (1)              25
 Office complex
 North Woodmere, NY
86 West                              166         616           782          22           (1)              30
 Condominium
 New York, NY
Kingston Atlanta                   2,488      10,499        12,987         407           (1)              30
 Mixed use commercial
 Atlanta, GA
Shorehaven/Castle Hill               --       13,959        13,959          --           (1)             n/a
 Land held for development
 New York, NY

Totals                               $ 15,723       $ 81,979      $ 97,702      $  3,264


The aggregate cost for Federal income tax purposes was approximately $109.4 million at June 30, 1999.


The changes in real estate for each of
the three years ended June 30, 1999 are    July 1, 1998 to June   July 1,1997 to June   July 1, 1996 to June
as follows:                                     30, 1999               1998              30, 1997

Balance at beginning of period             $     86,485        $     97,349            $ 146,440
     Improvements                                   655               3,366                9,838
     Re-acquired assets                               -               2,095                   --
     Sales/Write downs                           (6,661)            (16,325)             (58,929)
     Transfered from Loans Sold with
          Recourse (Note 4)                      13,959                  --                   --
                                          -------------       -------------           ----------
Balance at end of period                   $     94,438        $     86,485            $  97,349
                                          -------------       -------------           ----------


The changes in accumulated real estate
depreciation for the three years ended June    July 1, 1998 to      July 1, 1997 to      July 1, 1996 to
30, 1999 are as follows:                       June 30, 1999        June 30, 1998        June 1, 1997

 Balance at beginning of period                $         956     $           573      $           373
 Depreciation for the period                           2,338                 383                  200
 Disposals, including write-off
  of fully depreciated building
  improvements                                           (30)                 --                   --

                                                -------------    ---------------      ---------------
 Balance at end of period                       $       3,264    $           956      $           573
                                                -------------    ---------------      ---------------

                                RB ASSET, INC.
                                   FORM 10-K
            REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                 JUNE 30, 1999
                             (dollars in thousands)

Notes to Real Estate and Accumulated Depreciation Schedule (previous page)

Note 1 - Property acquired, in substantially completed form, through foreclosure or transfer and satisfaction of obligations of borrowers prior to 1996.

Note 2 - Improvements totaling $3,913 were made to refurbish individual units in preparation for sale during the three year period ended June 30, 1999. Proceeds of unit sales during the same three year period, after selling costs other than refurbishment costs, were $6,401. Accordingly, net proceeds of unit sales, after selling and refurbishment costs, were $2,678 during the three year period ended June 30, 1999.

Note 3 - For additional information related to this write down of the asset's carrying value, see "Management Discussion and Analysis - Results of Operations" contained within the RB Asset, Inc. annual report on Form 10-K, dated June 30, 1999.

Note 4 - During the year ended June 30, 1999 the Company transferred $13,959 of loans sold with recourse to real estate held for investment as a result of the funding of the remaining recourse amounts on these loans.
See Note 11 to the Consolidated Financial Statements.

                                 RB ASSET, INC.
                                    FORM 10-K
                 INVESTMENTS IN REAL ESTATE ASSETS (SCHEDULE IV)
                                  JUNE 30, 1999
                             (dollars in thousands)


                                                                  Final                     Periodic
                                          Interest               Maturity                   payment               Prior
             Description                    rate                   Date                      terms                Liens

Residential 1-4 family and other real
estate  loans                                                                     Amortizing over 15-30
  New York, NY                                    7%-10%          5/1/99          years


Anita Terrace
   Co-op                                                                          Interest only, balloon
   Rego Park, NY                                   7.00%          5/1/09          payment at maturity

Anita Terrace
   Co-op                                                                          Interest only, balloon        Subordinated
   Rego Park, NY                                   7.00%          5/1/09          payment at maturity           participation

7402 Bay Ridge Parkway
   Multi-family apartment                                  Loan repaid in full    Interest only, balloon
   NY                                             10.25%        on 8/11/99        payment at maturity


Washington Group
   Office complex                                          Loan repaid in full    Amortizing over 30 years,
   NY                                              7.67%        on 7/30/99        balloon payment at maturity

Lohmaier Lane
   Office complex                                                                 Non-accrual loan, principal
   NY                                              7.50%          9/1/98          and interest
                                                                                  not being received
333 West 39th Street
   Office complex                                                                 Principal and interest
   New York, NY                                    8.50%          1/1/00          contingently receivable -     Junior subordinated
                                                                                  loan is fully reserved        participation

589 8th Avenue
   Office complex                                                                 Principal and interest
   New York, NY                                    8.50%          1/1/00          contingently receivable -     Junior subordinated
                                                                                  loan is fully reserved        participation





                                                     Face amount                Carrying        Principal amount of loans subject to
                                                         of                     amount of         delinquent principal or interest
             Description                              Mortgages                 mortgages

Residential 1-4 family and other real
estate  loans
  New York, NY                                         $     1,260                   $1,066                      $     443 (1)


Anita Terrace
   Co-op
   Rego Park, NY                                            13,718                    7,233                         13,718 (2)

Anita Terrace
   Co-op
   Rego Park, NY                                             6,804                    6,804                                 -

7402 Bay Ridge Parkway
   Multi-family apartment
   NY                                                          997                      997                                 -


Washington Group
   Office complex
   NY                                                       21,626                   21,626                                 -


Lohmaier Lane
   Office complex
   NY                                                        3,100                    2,100                             3,100


333 West 39th Street
   Office complex
   New York, NY                                              1,700                   -   (3)                                -

589 8th Avenue
   Office complex
   New York, NY                                                700                   -   (3)                                -




(continued on next page)

                                 RB ASSET, INC.
                                    FORM 10-K
                 INVESTMENTS IN REAL ESTATE ASSETS (SCHEDULE IV)
                                  JUNE 30, 1999
                             (dollars in thousands)

(continued from previous page)

                                                      Final                Periodic
                                 Interest            Maturity               payment                    Prior
             Description           rate                Date                  terms                     liens
- -----------------------------------------------------------------------------------------------------------------------
Camarillo
   Shopping Center                                                    Interest only, balloon       Subordinated
   CA                                 7.50%         3/22/05           payment at maturity          participation

5619 Broadway
   Shopping Center                            Loan repaid in full     Interest only, balloon       Subordinated
   New York, NY                       8.50%        on 7/28/99          payment at maturity         participation

Crossroads
   Shopping Center                                                    Interest only, balloon       Subordinated
   CA                                 8.50%         12/22/98           payment at maturity         participation

Flotilla Street
   Industrial Complex                                                 Interest only, balloon       Subordinated
   CA                                 6.89%         12/31/98           payment at maturity         participation

Cromwell-Louisville
   Garage                                                             Interest only, balloon       Subordinated
   Louisville, KY                     6.18%         6/30/09            payment at maturity         participation
- -----------------------------------------------------------------------------------------------------------------------
Totals
- -----------------------------------------------------------------------------------------------------------------------



                                             Face amount                  Carrying           Principal amount of loans subject
                                                 of                       amount of                   to delinquent
             Description                      Mortgages                   mortgages               principal or interest
- -----------------------------------------------------------------------------------------------------------------------
Camarillo                                                                                                      -
   Shopping Center
   CA                                            625                          625
                                                                                                               -
5619 Broadway
   Shopping Center
   New York, NY                                  620                          620                              -

Crossroads
   Shopping Center                                                                                             -
   CA                                            399                          399

Flotilla Street                                                                                                -
   Industrial Complex
   CA                                            360                          360
                                                                                                               -
Cromwell-Louisville
   Garage
   Louisville, KY                              1,788                        1,788                              -
- -----------------------------------------------------------------------------------------------------------------------
Totals                                     $  53,697                   $   43,618                     $   17,261
- -----------------------------------------------------------------------------------------------------------------------



     Reconciliation of mortgages                                                      July 1,1998 to July 1, 1997 to July 1, 1996 to
      receivable at their carrying values:                                            June 30, 1999  June 30, 1998   June 30, 1997

                                             Balance at beginning of period           $   48,427     $   65,499      $    69,522

                                                 Advances made                               162            649            1,910
                                                 Capitalization of interest/expense           --             --               --
                                                 Collections of principal                 (4,922)       (16,413)          (4,933)
                                                 Transfers of foreclosed properties           --             --               --
                                                 Charged to provision for credit losses       (49)       (1,308)           (1,000)
                                                                                       -----------    ----------     --------------
                                             Balance at end of period                  $   43,618       48,427       $    65,499
                                                                                       ===========    ==========     ==============


See notes to this schedule on the following page.

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE IV)
                                  JUNE 30, 1999
                             (dollars in thousands)



Notes to Investments in Real Estate Assets Schedule (previous page)



Note 1 - The Company's 1-4 family residential loans are carried as non-accrual assets, whereby interest income is recognized only when received. At June 30, 1999 there were loans aggregating $210 in outstanding principal balance that were delinquent 60 days or longer.

Note 2 - This loan asset has been categorized as a non-accrual loan. Accrued interest related to this loan has been fully reserved for at June 30, 1999. Loan principal continues to be repaid from the proceeds of apartment unit sales of the property serving as collateral for this loan.

Note 3 - The loan is fully reserved for by the Company at June 30, 1999, although the loan continues to perform in accordance with its contractual terms. Principal and interest related to these loans is contingently receivable, following the satisfaction of all other lien holder's positions.

                                 EXHIBIT INDEX



21.1      Subsidiaries of the Company
27.1      Financial Data Schedule