Form 10-K/A
period 1999-06-30
RB ASSET INC
filed 1999-10-07
CIK 1047958

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-K/A1
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended June 30, 1999
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period From                  To
                                     ----------------    --------------

Commission file number 333 - 38673

                                 RB ASSET, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

645 Fifth Avenue  Eight Floor, New York, New York                10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Company's telephone number, including area code:   (212)  848-0201


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


================================================================================

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

(c)   Exhibits:

Exhibit No.        Description

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

2.2 * Petition for a Closing Order, made by River Bank America to the New York State Supreme Court, dated October 15, 1997.

2.2b * Notice of Settlement of Closing Order, made by River Bank America to the New York State Supreme Court, dated December 8, 1997.

2.2c * Closing Order, signed by the New York State Supreme Court on January 9, 1998 and entered on January 14, 1998.

2.3 * Assignment and Assumption Agreement, dated as of May 11, 1998, by and between River Bank America and River Asset Sub, Inc.

3.1*** Certificate of Merger, dated May 18, 1998, of River Asset Sub, Inc. and River Distribution Sub, Inc.

3.2***        Certificate of Incorporation of the Company.

3.3*** Certificate of Designation of the 15% Noncumulative Perpetual Preferred Stock, Series A, $1.00 par value, of the Company.

3.4***        By-Laws of the Company.

4.0 + Indenture, dated as of December 30, 1998, by and between the Company and LaSalle National Bank, as Trustee (the "Indenture").

4.2 ++ First Supplemental Indenture, dated as of February 1, 1999 to the indenture.

10.1* Credit Agreement dated as of June 28, 1996 among River Bank America and other borrowers and HSBC Midland Bank and related loan documents.

10.1b*        Consent   of  HSBC   Midland   Bank  to   River   Bank   America's
              Reorganization dated October 30, 1997.

10.2* Management Agreement dated as of June 28, 1996, by and between River Bank America and RB Management Company LLC.

21.1****      Subsidiaries of the Company.

27.1****      Financial Data Schedule.

99.1 # Proxy and Information Statement with respect to 1999 Annual Meeting of Stockholders.

99.2 #        Proxy Card with respect to 1999 Annual Meeting of Stockholders.

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 26, 1998.

** Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 28, 1998.

*** Incorporated by reference to the Company's Annual Report on Form 10-K/A filed on September 28, 1998.

**** Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 1, 1999.

+ Incorporated by reference to the Company's Schedule 13-E4/A Issuer Tender Offer Statement filed on December 31, 1998.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on February 12, 1999.

# Filed herewith. These exhibits are not deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

        The Company previously mailed a proxy and information statement and related proxy card with respect to its 1999 Annual Meeting of Stockholders (copies of which are filed hereto as Exhibits 99.1 and 99.2, respectively) and its 1999 Annual Report, in each case to stockholders commencing on October 1, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  October 7, 1999          RB ASSET, INC.
                                  (Registrant)


                                By: /s/ Nelson L. Stephenson
                                    -----------------------------------
                                    Name: Nelson L. Stephenson
                                    Title: President and Chief Executive Officer
                                    (principal executive and accounting officer)