Form 10-Q
period 1999-09-30
RB ASSET INC
filed 1999-11-15
CIK 1047958

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From ___________ To _______________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No /__/



The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of November 15, 1999 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of November 15, 1999 was 937,777.

================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999




                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                       Consolidated  Statements  of  Financial  Condition  as of
                       September 30, 1999 (unaudited) and June 30, 1999..................  1

                       Consolidated  Statements  of  Operations  for  the  three
                       months    ended    September    30,    1999    and   1998
                       (unaudited).......................................................  2

                       Consolidated   Statements  of  Changes  in  Stockholders'
                       Equity for the three months ended  September 30, 1999 and
                       1998 (unaudited) .................................................  3

                       Consolidated  Statements  of Cash  Flows  for  the  three
                       months    ended    September    30,    1999    and   1998
                       (unaudited).......................................................  4

                       Notes   to   the   Consolidated    Financial   Statements.........  6


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and the Results of Operations ........................................ 12

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............18

PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings .................................................... 19
          Item 2.  Changes in Securities ................................................ 19
          Item 3.  Defaults Upon Senior Securities ...................................... 20
          Item 4.  Submissions of Matters to a Vote of Securities Holders ............... 20
          Item 5.  Other Information .................................................... 20
          Item 6.  Exhibits and Reports on Form 8-K ..................................... 20

SIGNATURE................................................................................ 22


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1999 and June 30, 1999
                             (Dollars in Thousands)

                                     Assets

                                                                                   (Unaudited)
                                                                                   September 30,             June 30,
                                                                                       1999                    1999
                                                                                   -------------             --------
         Real estate assets:
         Real estate held for investment, net of accumulated
            depreciation of $3,840 and $3,264, respectively                   $             92,151              $   92,438

         Real estate held for disposal                                                       2,040                   2,040
               Allowance for fair market value reserve under SFAS-121                         (40)                    (40)
                                                                              ---------------------   ---------------------
                    Total real estate held for disposal, net                                 2,000                   2,000

         Real estate loans receivable:
               Secured by real estate                                                       30,242                  53,697
               Allowance for possible credit losses                                       (15,518)                (15,815)
                                                                              ---------------------   ---------------------
                    Total loans receivable, net                                             14,724                  37,882

         Investments in joint ventures                                                       1,512                   1,536
                                                                              ---------------------   ---------------------
              Total real estate assets                                                     110,387                 133,856

         Cash, due from banks and cash equivalents                                          13,891                  14,780
         Cash, due from banks - restricted                                                  36,414                  13,355
         Investment securities available for sale                                            1,147                   1,294
         Commercial and consumer loans                                                      10,306                  10,314
           Allowance for possible credit losses                                            (2,340)                 (2,340)
                                                                              ---------------------   ---------------------
         Commercial and consumer loans, net                                                  7,966                   7,974
         Other assets                                                                        3,721                   3,147
                                                                              --------------------    ---------------------
                 Total Assets                                                 $            173,526    $            174,406
                                                                              =====================   =====================

                      Liabilities and Stockholders' Equity

         Increasing Rate Junior Subordinated Notes due 2006                   $             11,903    $             11,375
         Borrowed funds                                                                     50,557                  50,557
         Other liabilities                                                                  15,368                  15,957
                                                                              ---------------------   ---------------------
                 Total Liabilities                                                          77,828                  77,889
                                                                              ---------------------   ---------------------

         Stockholders' equity:
         15% non-cumulative perpetual preferred stock, series A par value $1, liquidation value $25 (1,400,000 shares authorized, 937,777
         issued and outstanding at September 30, 1999 and June 30, 1999)                       938                     938

         Common stock par value $1 (30,000,000 shares authorized,
         7,100,000 shares issued and outstanding at September 30,
         1999 and June 30, 1999)                                                             7,100                   7,100

         Additional paid in capital                                                        100,439                 100,439
         Accumulated deficit                                                              (11,628)                (10,956)
         Accumulated comprehensive income                                                  (1,151)                 (1,004)
                                                                              ---------------------   ---------------------
                 Total Stockholders' Equity                                                 95,698                  96,517

                                                                              ---------------------   ---------------------
         Total Liabilities and Stockholders' Equity                           $            173,526    $            174,406
                                                                              =====================   =====================


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1999 and 1998
                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                                            Three months ended September 30,
                                                                       -------------------------------------------
                                                                              1999                   1998
                                                                       -------------------   ---------------------
      Revenue:
      Rental revenue and operations:
               Rental income and other property revenue                 $           4,031              $    3,770
               Property operating and maintenance expense                         (2,714)                 (2,564)
               Depreciation - real estate held for investment                       (571)                   (577)
                                                                       -------------------   ---------------------
           Net  rental operations                                                     746                     629

      Net gain on sale of real estate assets                                            -                     488

      Other income:
            Interest income:
               Loans receivable                                                       569                     640
               Money market investments and other                                     172                     227
                                                                       -------------------   ---------------------
                    Total interest income                                             741                     867

            Realization of contingent participation revenues                            -                   1,000
                                                                       -------------------   ---------------------
           Total other income                                                           -                   1,867

                                                                       -------------------   ---------------------
               Total revenues                                                       1,487                   2,984
                                                                       -------------------   ---------------------

      Expenses:
         Interest expense:
               Increasing Rate Junior Subordinated Notes due 2006                     288                       -
               Borrowed funds                                                         659                   1,426
               Other                                                                   22                       5
                                                                       -------------------   ---------------------
                    Total interest expense                                            969                   1,431

         Other expenses:
               Salaries and employee benefits                                          51                      50
               Legal and professional fees                                            202                     202
               Management fees                                                        578                     617
               Other                                                                  177                      65
                                                                       -------------------   ---------------------
                    Total other expenses                                            1,008                     934

                                                                       -------------------   ---------------------
               Total expenses                                                       1,977                   2,365
                                                                       -------------------   ---------------------

                                                                       -------------------   ---------------------
      (Loss) income before provision for income taxes                               (490)                     619
                                                                       -------------------   ---------------------

      Provision for income taxes                                                      182                     169

      Net (loss) income                                                             (672)                     450

      Dividends declared on preferred stock                                             -                       -
                                                                       -------------------   ---------------------

      Net (loss) income applicable to common stock                      $           (672)     $               450
                                                                       ===================   =====================
      Basic and diluted (loss) income per common share                  $          (0.09)     $              0.06
                                                                       ===================   =====================




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three months ended September 30, 1999 and 1998
                             (dollars in Thousands)
                                   (Unaudited)

                                             Series A
                                             Non-
                                             cumulative
                                             Perpetual                 Additional     Retained    Accumulated       Total
                                             Preferred     Common       Paid-in       Earnings   Comprehensive  Stockholders'
                                             Stock         Stock        Capital      (Deficit)       Income        Equity
                                             -----------  ----------  ------------  -----------  -------------  -------------

Balances at June 30, 1998                    $   1,400    $   7,100   $  111,170    $ (11,561)   $    (926)     $  107,183
Net income for the three months
ended September 30, 1998                           -            -          -              450          -               450

Preferred stock dividends payable                  -            -          -               -           -                -

Change  in  comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale              -            -          -               -          (112)           (112)
                                             -----------  ----------  ------------  -----------  -------------  ---------------
Balances at September 30, 1998               $   1,400    $   7,100   $  111,170    $  (11,111)  $  (1,038)     $  107,521
                                             ===========  ==========  ============  ===========  =============  ===============


Balances at June 30, 1999                    $     938    $   7,100   $  100,439    $  (10,956)  $  (1,004)     $   96,517

Net loss for the three months
ended September 30, 1999                            -           -          -              (672)         -             (672)

Preferred stock dividends payable                   -           -          -                 -          -              -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale               -           -          -                 -        (147)           (147)
                                             -----------  ----------  ------------  -----------  -------------  ---------------
Balances at September 30, 1999                $      938  $   7,100   $    100,439  $  (11,628)  $  (1,151)     $   95,698
                                             ===========  ==========  ============  ===========  =============  ===============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                        ----------------------------------------
                                                                                                 1999                1998
                                                                                        -------------------- -------------------
  Operating Activities:
  Cash flows (used in) provided by Operating Activities:
    Net (loss) income                                                                   $      (672)         $       450
    Adjustments to reconcile net (loss) income to cash
     used in operating activities:
        Net gain on sale of real estate assets                                                    -               (488)
        Depreciation and amortization                                                           571                 577
        Amortization of capitalized  issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes due 2006
                                                                                                 40                   -
    Change in operating assets and liabilities:
        Net decrease (increase) in accrued interest  receivable                                  85                (11)
        Net (decrease) increase in accrued interest payable, net of accrued interest payable capitalized as additional principal -
  Increasing Rate Junior Subordinated Notes due 2006                                            166                  15
        Net (decrease) increase in accrued income taxes                                       (180)                 505
        Net (decrease) increase in accrued expenses
              and other liabilities                                                           (179)                (34)
        Net (increase) decrease in prepaid expenses and other assets                          (659)                  67
        Cash effect of increases in allowance for possible credit losses                          -                  86
                                                                                -------------------- -------------------
              Net cash (used in) provided by operating activities                             (828)               1,167
                                                                                -------------------- -------------------

  Investing Activities:
  Cash flows provided by Investing Activities:
    Net repayment (origination) of loans secured by real estate, net                         23,279               3,164
    Net repayment (reacquisition) of commercial and consumer loans                                8                  59
     Proceeds from partnership distributions - investments in joint ventures                     25                   -
    Proceeds related to sales of real estate held                                                 -               1,344
   Additional fundings on real estate held                                                    (314)               (309)
                                                                                -------------------- -------------------
              Net cash provided by investing activities                                      22,998               4,258
                                                                                -------------------- -------------------


(Continued on next page)




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


(Continued from previous page)


                                                                                   Three months ended September 30,
                                                                                ---------------------------------------
                                                                                        1999               1998
                                                                                ------------------- -------------------
  Financing Activities:
  Cash flows used in Financing Activities:
    Increase in restricted cash                                                           (23,059)             (6,662)
                                                                                ------------------- -------------------
              Net cash used in financing activities                                       (23,059)             (6,662)
                                                                                ------------------- -------------------

  Net decrease in cash, due from banks and cash equivalents                                  (889)             (1,237)

  Cash, due from banks and cash equivalents - June 30, 1999                                 14,780              12,532
                                                                                ------------------- -------------------

  Cash, due from banks and cash equivalents - September 30, 1999                 $          13,891   $          11,295
                                                                                =================== ===================



  Supplemental Disclosure of Cash Flow Information
  Cash paid for:
        Interest                                                                 $           1,251   $           1,416
        Federal, state and local taxes                                                         387                 152

  Supplemental Disclosure of Non-cash Transactions
  Accrued interest capitalized as additional principal - Increasing Rate
  Junior Subordinated Notes due 2006                                             $             487   $             -







See notes to Consolidated Financial Statements

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the fiscal year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the three months ended September 30, 1999.

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

On June 28, 1996, the Predecessor Bank had consummated the transactions (the "Branch Sale") contemplated by the Purchase of Assets and Liability Assumption Agreement (the "Branch Agreement") by and between the Predecessor Bank and HSBC Bank USA ("HSBC"), a banking corporation formerly known as Marine Midland Bank. Following consummation of the Branch Sale, all retail banking operations of the Predecessor Bank ceased. Pursuant to the terms of the Branch Agreement, HSBC assumed $1,159.6 million of deposit liabilities (the "Assumed Deposits") and acquired assets with an aggregate carrying value of $1,066.6 million (the "Transferred Assets"). The Transferred Assets consisted primarily of loans secured by real estate, mortgage-backed and investment securities, and 11 bank branch offices, inclusive of the name East River Savings Bank. Included in the Transferred Assets was approximately $32.4 million of loans in which the Predecessor Bank was granted subordinated participation interests. Also included in the Transferred Assets were the proceeds of dispositions from five individual asset sale transactions with parties other than HSBC, aggregating $60.4 million, composed of real estate assets, loans and other receivables (the "Asset Sale Transactions"). The Asset Sale Transactions were structured to include ongoing recourse to, and participation by, the Predecessor Bank with respect to the assets sold, based upon the net proceeds realized on disposition of assets by the purchasers. See Note 11 to the Consolidated Financial Statements at June 30, 1999.

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)


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

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $50.6 million at September 30, 1999.

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

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through September 30, 1999. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.


2.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at September 30, 1999, the results of its operations for the three months ended September 30, 1999 and 1998 and the statements of changes in stockholders' equity and cash flows for the three months ended September 30, 1999 and 1998. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of June 30, 1999, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1999.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments in unconsolidated real estate partnerships are generally carried at cost, subject to periodic assessment of net realizable value. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged, as real estate charge-offs to operations of the period in which such charges occurred.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1999, the results of operations for the three months ended September 30, 1999 and 1998, and changes in stockholders' equity and cash flows for the three months ended September 30, 1999 and 1998.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible credit losses and the valuation of investments in real estate.

Management believes that the allowance for possible credit losses is adequate and that loans secured by real estate and real estate held for investment are properly valued. While management uses available information to establish reserves, future additions to the allowance or write downs of other real estate owned or real estate held for investment may be necessary based on changes in economic conditions, as well as changes in management strategies.

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At September 30, 1999, the balance of stockholders' equity included a cumulative $1,151,000 unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At September 30, 1999 the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1999. As a result of this analysis, the Company recognized income tax expense in the amount of $182,000, during the quarter ending September 30, 1999.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


3.  Commitments, Contingencies and Other

As of September 30, 1999, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

Under current tax law, the Company's ability to utilize certain tax benefits in the future may be limited in the event of an "ownership change," as defined by the Internal Revenue Code Section 382 and the regulations thereunder. In the event that the Reorganization in Note 1 were to be deemed to be an ownership change, or if, transactions in the Company's capital stock subsequent to the Reorganization result in an ownership

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)


change, the subsequent utilization of net operating loss carryforwards, suspended passive activity losses and credits, alternative minimum tax credit carryforwards and certain other built-in losses would be subject to an annual limitation as prescribed by current tax regulations. The application of this limitation could have a material effect on the Company's ability to realize its deferred tax assets. The Company is of the view that no ownership change of the Company will be deemed to have occurred as a result of the Reorganization or otherwise. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Reorganization under Section 382, the Company has made certain legal judgments and certain factual assumptions. The Company has not requested or received any rulings from the IRS with respect to the application of Section 382 to the implementation of the Reorganization and the IRS could challenge the Company's determinations.

In the normal course of the Company's business, there are outstanding various claims, commitments and contingent liabilities. The Company also is involved in various other legal proceedings which have occurred in the ordinary course of business. Management, based on discussions with legal counsel, believes that the Company will not be materially affected by the actions of any outstanding legal proceedings. However, there can be no assurance that any outstanding legal proceedings will not be decided adversely to the Company and have a material adverse effect on the financial condition and the results of operations of the Company. See Note 7.


4.  Regulatory capital requirements

Subsequent to the termination of the Predecessor Bank's status as an insured nonmemeber bank by the FDIC and the reorganization of the Predecessor Bank into a Delaware corporation, the Company is no longer subject to the regulatory capital requirements of either the FDIC or the Banking Department.


5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three months ended September 30, 1999 and 1998, respectively. The Company had no securities outstanding that were convertible to common stock at September 30, 1999 or 1998.


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

During the  quarters  ended  September  30, 1999 and 1998,  total  comprehensive
(loss) income was ($819) and $338, respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)



    Components of Comprehensive Income
    (Unaudited):


                                                  Three months ended September 30,
                                                   1999                         1998
                                            --------------------        ---------------------
    Net (loss) income                                 $   (672)          $               450
    Unrealized losses on securities                       (147)                        (112)
                                            --------------------        ---------------------
    Comprehensive (loss) income               $           (819)          $               338
                                            ====================        =====================

    Components of Accumulated
    Comprehensive Income:
                                                 (Unaudited)
                                                September 30,                 June 30,
                                                    1999                        1999
                                            --------------------        ---------------------

    Unrealized losses on securities                 $   (1,151)                  $   (1,004)
                                            --------------------        ---------------------
    Accumulated comprehensive income                $   (1,151)                  $   (1,004)
                                            ====================        =====================


7.  Legal Proceedings

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                             (dollars in thousands)
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At September 30, 1999 the consolidated assets of the Company totaled $173.5 million, a decrease of $880,000, or 0.50% as compared with total assets at June 30, 1999.

Real estate held for investment, net of accumulated depreciation, declined $287,000, or 0.31%, from $92.4 million at June 30, 1999 to $92.1 million at
September 30, 1999. The decline in real estate held for investment, net of accumulated depreciation at September 30, 1999 as compared with the balance at June 30, 1999, was primarily attributable to depreciation charges of $571,000, partially offset by fundings for capital improvements of $314,000.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), remained unchanged at September 30, 1999 from the balance of $2.0 million at June 30, 1999. Apartment units categorized as real estate held for disposal at September 30, 1999 are expected to be sold within the next twelve months.

Total loans secured by real estate, net of the related allowance for possible credit losses, declined $23.2 million, or 61.1%, from $37.9 million at June 30, 1999 to $14.7 million at September 30, 1999. The $23.2 million decline in real estate loans, net, during the quarter ended September 30, 1999, was primarily attributable to the full satisfaction of three loans secured by real estate, totaling $23.2 million and the effects of normal scheduled principal repayments, partially offset by a decline in the related allowance for possible credit losses of $297,000.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $297,000, or 1.9%, from $15.8 million, at June 30, 1999 to $15.5 million at September 30, 1999. The decrease resulted from chargeoffs of $297,000 for asset disposition transactions previously provided for at June 30, 1999. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At September 30, 1999, the allowance for possible credit losses was 51.3% of real estate loans as compared to 29.5% at June 30, 1999.

Cash, due from banks and cash equivalents decreased by $889,000, or 6.0%, from $14.8 million at June 30, 1999 to $13.9 million at September 30, 1999. Additions to restricted cash, scheduled asset fundings and the payment of operating expenses exceeded the total operating revenues and available asset sales proceeds, resulting in the decrease in unrestricted cash during the quarter ended September 30, 1999.

At September 30, 1999, HSBC had restricted a total of approximately $36.4 million in funds, held on deposit at HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. HSBC had restricted approximately $13.4 million at June 30, 1999. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

Commercial and consumer loans, net of the related allowance for loan losses, totaled $8.0 million at September 30, 1999, a decrease of $8,000, or 0.1%, from the June 30, 1999. This decrease was primarily the result of the effects of normal amortization and repayment of individual loans in the portfolio.

Other liabilities totaled $15.4 million at September 30, 1999, a decrease of $589,000, or 3.7%, from the June 30, 1999 balance of $16.0 million. The net decrease in other liabilities during the quarter ended September 30, 1999 was primarily related to the capitalization of $487,000 in accrued interest payable as additional principal Increasing Rate Junior Subordinated Noted due 2006 on July 15, 1999, in accordance with the terms of the Notes. Primarily as a result of this accrued interest capitalization, at September 30, 1999, the balance of the Company's Increasing Rate Junior Subordinated Notes due 2006 increased by $528,000, or 4.6%, to $11.9 million, as compared with a balance of $11.4 million at June 30, 1999.

During the three months ended September 30, 1999, total stockholders' equity decreased by $819,000, or 0.9%, to $95.7 million, as compared with $96.5 million at June 30, 1999. This decrease was due to the net loss recorded for the three months ended September 30, 1999 in the amount of $672,000 and a decrease in the securities valuation account (allowance for unrealized losses on marketable securities) of $147,000.

The following table summarizes the calculation of the Company's book value per share at September 30, 1999 and June 30, 1999.

                                                            September 30,                   June 30,
                                                                1999                          1999
                                                      --------------------          --------------------

  Total stockholders' equity                                  $95,698,000                   $96,517,000

     Less: liquidation value of preferred stock
        ($25 per share issued and outstanding)                 23,444,000                    23,444,000
                                                      --------------------          --------------------
  Net stockholders' equity                                    $72,254,000                   $73,073,000
                                                      ====================          ====================

  Total shares of Common Stock issued and
       outstanding                                              7,100,000                     7,100,000
                                                      ====================          ====================

             Book value per share                       $           10.18              $          10.30
                                                      ====================          ====================



Results of Operations:

General. The Company reported a net loss attributable to common shares of $672,000, or $(0.09) per basic and diluted share, for the three months ended September 30, 1999, a decrease of $1.1 million as compared with net income attributable to common shares of $450,000, or $0.06 per share, for the three month period ended September 30, 1998.

The primary reason for the decrease in the Company's net operating results for the quarter ended September 30, 1999, as compared to the same quarter in the previous year, was the positive income effects of nonrecurring transactions in the quarter ended September 30, 1998, which resulted in the recording of gains on asset sales and loan participations totaling $1.5 million. During the quarter ended September 30, 1998, the Company recognized $1.0 million in contingent loan participation revenues and $488,000 in gains on the sale of real estate assets, that were nonrecurring in nature. During the quarter ended September 30, 1999, the Company recognized no contingent loan participation revenues and no gains on the sale of real estate assets.

In addition to the effects of the nonrecurring transactions on income in the quarter ended September 30, 1998, total income also declined in the quarter ended September 30, 1999, as compared with the same quarter of the previous year, due to a decline in interest income. Interest income declined $126,000, or 14.5%, from $867,000 in the quarter ended September 30, 1998, to $741,000 during the same quarter of the current year, primarily as a result of loan repayments which occurred during the quarter ended September 30, 1999.

Partially offsetting the decreases in income, cited above, for the quarter ended September 30, 1999, as compared to the same quarter of the previous year, was a reduction in interest expense of $462,000. Interest expense declined from $1.4 million in the quarter ended September 30, 1998 to $969,000 during the same quarter of the current year, primarily as the result of the effects of the compensating balance agreement renegotiated with HSBC in December 1998 (see "Interest Expense," below).

Net Rental Operations. For the three months ended September 30, 1999, net rental operations resulted in income of $746,000, an increase of $117,000, or 18.6%, from $629,000 for the same three month period in the previous year. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Net (Loss) Gain on the Sale of Real Estate Assets. A net loss on the sale of real estate of $31,000 was recorded for the quarter ended September 30, 1999, a decrease of $519,000, as compared with net income of $488,000 in the quarter ended September 30, 1998. For the quarter ended September 30, 1999, the $31,000 net loss was attributable to adjustments made related to the final closing prices of certain residential unit sales, which were sold in prior periods. For the quarter ended September 30, 1998, the $488,000 gain on the sale of real estate assets was primarily attributable to the recognition of a gain of
$500,000 resulting from the full satisfaction of a junior subordinated participation loan secured by real estate which had been fully reserved for in prior periods.

Interest Income. For the three months ended September 30, 1999, total interest income was $741,000, a decline of $126,000, from $867,000 for the same quarter in the previous year. Loan interest declined $71,000, or 11.1%, in the quarter ended September 30, 1999, as compared with the same quarter in the previous year, due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity. In addition, other interest income decreased $55,000, or 24.3%, in the quarter ended September 30, 1999 as compared with the quarter ended September 30, 1998. The decrease in other interest income in the quarter ended September 30, 1999, as compared with the same quarter in the previous year, was primarily due to the effects of a renegotiation of the HSBC Facility agreement which occurred in the quarter ended December 31, 1998. Under the renegotiated agreement, funds held on deposit at HSBC no longer earn interest income, but are, instead, now used to reduce the interest expense for funds borrowed from HSBC under the Facility. See "Interest Expense," below.

Contingent Loan Participation Revenues. The Company realized contingent participation revenues of $0 and $1.0 million in the quarters ended September 30, 1999 and 1998, respectively. During the quarter ended September 30, 1998, contingent loan participation revenues of $1.0 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior participation loan had been sold to HSBC on June 28, 1996 and the junior subordinated participation loan was fully reserved for on the Company's books following the Branch Sale. The full repayment of the junior subordinated participation loan resulted in the recognition of an additional gain in the amount of $500,000 during the quarter ended September 30, 1998.

At September 30, 1999, the Company had a remaining contingent interest in two junior subordinated participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.


Interest Expense. During the three months ended September 30, 1999, the Company recorded interest expenses in the amount of $969,000, a decline of $462,000, or 32.3%, as compared with interest expenses of $1.4 million in the same quarter of the previous year. These reductions in interest expense for borrowed funds were partially offset by the recognition of $288,000 in interest expense related to the Company's Increasing Rate Junior Subordinated Notes due 2006, which were initially issued in December 30, 1998.

Interest expenses paid on borrowed funds declined $767,000, or 53.8%, to $659,000 in the quarter ended September 30, 1999, as compared with interest expense of $1.4 million recorded the same quarter in 1998. This decline in interest expense recorded for borrowed funds was the result of declines in the average amount borrowed by the Company from HSBC and reductions in the interest rate paid by the Company on borrowed funds, under the renegotiated terms of the Facility.

During the quarter ended September 30, 1999, the Company borrowed an average of $50.6 million, a decline of $18.2 million, or 26.5%, as compared with average borrowings of $68.8 million during the quarter ended September 30, 1998. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1999, primarily funded by asset sales and loan repayments.

The average interest rate paid to HSBC on borrowed funds declined from 8.5%for the three months ended September 30, 1998 to 5.21% for the same three month period in the current year. The decline in rates paid to HSBC in the three month period ended September 30, 1999, as compared with the same periods in the previous year, was primarily due to a renegotiation of the Company's interest ratewith HSBC. Under the terms of the renegotiated interest rate agreements with HSBC, which became effective October 1, 1998, the Company receives interest rate reductions for borrowed funds, calculated using a formula that considers certain compensating balances held in bank accounts with HSBC. The interest expense rate reductions received under the new rate schedule agreement with HSBC are in lieu of interest income that had been earned on those deposited funds. See "Interest Income," above. This new interest rate agreement with HSBC reduced the Company's interest earned on deposits with HSBC approximately $137,000 in the quarter ended September 30, 1999, as compared with the same quarter in 1998. This was more than offset by a reduction in interest expense on borrowed funds of approximately $434,000, as compared with the interest expense that would have been paid to HSBC under the interest rate agreement in effect during the quarter ended September 30, 1998.

Other Expenses. During the quarter ended September 30, 1999, the Company recorded total other expenses in the amount of $977,000, an increase of $43,000, or 4.6%, as compared with other expenses of $934,000 in the same quarter of the previous year. Other expenses increased in the quarter ended September 30, 1999, as compared with the quarter ended September 30, 1998, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the quarter ended September 30, 1999, the Company accrued $754,000 in fees payable to the Management Company, of which $176,000 related to fees incurred for the successful disposition of assets. During the quarter ended September 30, 1998, the Company accrued $664,000 in fees payable to the Management Company, of which $46,000 related to fees incurred for the successful disposition of assets. At September 30, 1999 the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $247,000.

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

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the quarters ended September 30, 1999 and 1998, the Company recorded a net provision for income taxes of $182,000 and $169,000, respectively, primarily to reflect the effects of operations on its current state and local income tax liability at September 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses and development costs related to certain real estate projects.

At September 30, 1999, the Company had $50.6 million in borrowed funds outstanding under the Facility provided by HSBC Bank. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

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

The Company seeks to maintain liquidity, in the form of unrestricted cash, within a range of 5% to 10% of total assets. At June 30, 1999, the Company's liquidity ratio, as so defined, amounted to 8.0%, which was within the maintenance range.


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

FASB Interpretation No. 43. FASB Interpretation No. 43, "Real Estate Sales," interprets and amends Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." FASB Interpretation No. 43 clarifies the sales and income recognition criteria for sales involving real estate with property improvements or integral equipment such as manufacturing facilities. FASB Interpretation No. 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Management has evaluated the provisions of this Interpretation and has concluded that the adoption of this Interpretation will have no effect on the Company's results of operations and financial condition.


Impact of Inflation

The consolidated financial statements and related consolidated data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of dollars over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs and, generally, increases in interest rates paid on borrowed funds. Over any given term, however, interest rates do not necessarily move in the same direction or in the same magnitude as changes in prices for goods and services.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

In addition,  the Company has issued $12.48  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 27, "Preferred Stock Exchange Offer" and Note 28, "Increasing Rate Junior Subordinated Notes," contained within the Consolidated Financial Statements at June 30, 1999.

The fair value of the Company's long term debt, mortgage notes, notes receivable and other financial assets is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes, notes receivable and other financial assets of similar risk and duration. See Note 25, "Fair Value of Financial Instruments," within the Consolidated Financial Statements at June 30, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

None.

Item 3. Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders on October 20, 1999. The holders of common stock, $1.00 par value, of the Company ("Common Stock") considered proposals to:

1. elect Robin Chandler Duke and David A. Shapiro as directors to serve for a term of three years or until such directors' successors are elected and shall have qualified ("Proposal 1"); and

2. ratify the appointment of Ernst & Young LLP as the independent auditors of the Bank for fiscal year 2000 ("Proposal 2").

The holders of 15% non-cumulative preferred perpetual stock, series A, $1.00 par value, of the Company ("Series A Preferred Stock") considered a proposal to:

1. elect David J. Liptak and Jeffrey E. Susskind as directors for a term of one year or until such directors' successors are elected and have been qualified ("Proposal 3").

According to the records of the Company and American Stock Transfer & Trust Company, the Company's transfer agent ("AST"), there were a total of 7,100,000 shares of Common Stock and 937,777 shares of Preferred Stock that could be voted at the meeting. 5,217,716 shares of Common Stock and 852,020 shares of Preferred Stock were represented at such meeting by the holders thereof or by proxy, which constituted a quorum with respect to all proposals.

The following table sets forth the number of votes in favor, the number of votes opposed, and the number of abstentions (or votes withheld in the case of the election of directors) with respect to each of the foregoing proposals:


                                                                                     Abstentions
Proposal                                  Votes in Favor       Votes Opposed         (Withheld)
---------------------------------------------------------------------------------------------------------

Proposal 1
Robin Chandler Duke                         5,217,716                --                    --
David A. Shapiro                            5,217,716                --                    --
---------------------------------------------------------------------------------------------------------
Proposal 2                                  5,217,716                --                    --
---------------------------------------------------------------------------------------------------------
Proposal 3
David J. Liptak                               852,020                --                    --
Jeffrey E. Susskind                           852,020                --                    --
---------------------------------------------------------------------------------------------------------


Item 5. Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit Number                Description
          ---------------               --------------
          27.1                          Financial Data Schedule

(b)       Reports on Form 8-K

          During the fiscal quarter ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RB ASSET, INC.
                                        (Registrant)


Date: November 15, 1999        By: /s/ Nelson L. Stephenson

                               Nelson L. Stephenson
                               President and Chief Executive Officer (principal executive and principal financial officer)