Form 10-Q
period 1999-12-31
RB ASSET INC
filed 2000-02-14
CIK 1047958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999
                                        -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From____________To____________

                        Commission file number 333-38673

                                 RB ASSET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


645 Fifth Avenue  Eighth Floor, New York, New York                     10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code:   (212)  848-0201
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



The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of February 14, 2000 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of February 14, 2000, was 937,777.

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                          Consolidated Statements of Financial Condition as of December 31,
                          1999 (unaudited) and June 30, 1999...................................................1

                          Consolidated Statements of Operations for the three and six months ended
                          December 31, 1999 and 1998 (unaudited)...............................................2

                          Consolidated Statements of Changes in Stockholders' Equity for the six
                          months ended December 31, 1999 and 1998 (unaudited) .................................3

                          Consolidated Statements of Cash Flows for the six months ended December
                          31, 1999 and 1998 (unaudited)........................................................4

                          Notes to the Consolidated Financial Statements ......................................6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and the Results of Operations ..........................................................12
            Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................18

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings ......................................................................19
            Item 2.   Changes in Securities ..................................................................20
            Item 3.   Defaults Upon Senior Securities ........................................................20
            Item 4.   Submission of Matters to a Vote of Securities Holders ..................................20
            Item 5.   Other Information ......................................................................20
            Item 6.   Exhibits and Reports on Form 8-K .......................................................20

SIGNATURE.....................................................................................................21


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 1999 and June 30, 1999
                             (dollars in thousands)

                                     Assets
                                                                              (Unaudited)
                                                                             December 31,          June 30,
                                                                                 1999               1999
                                                                             ------------          --------
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $4,388 and $3,264, respectively                       $          91,852     $         92,438

Real estate held for disposal                                                        2,040                2,040
      Allowance for fair market value reserve under SFAS-121                           (40)                 (40)
                                                                         -----------------    -----------------
           Total real estate held for disposal, net                                  2,000                2,000

Real estate loans receivable:
      Secured by real estate                                                        30,189               53,697
      Allowance for possible credit losses                                         (15,617)             (15,815)
                                                                         -----------------    -----------------
           Total loans receivable, net                                              14,572               37,882

Investments in joint ventures                                                        1,512                1,536
                                                                         -----------------    -----------------
     Total real estate assets                                                      109,936              133,856

Cash, due from banks and cash equivalents                                           15,207               14,780
Cash, due from banks - restricted                                                   36,852               13,355
Investment securities available for sale                                             1,125                1,294
Commercial and consumer loans                                                        9,111               10,314
  Allowance for possible credit losses                                              (1,215)              (2,340)
                                                                         -----------------    -----------------
Commercial and consumer loans, net                                                   7,896                7,974
Other assets                                                                         2,076                3,147
                                                                         -----------------    -----------------
        Total Assets                                                     $         173,092     $        174,406
                                                                         =================    =================

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006                       $          11,944     $         11,375
Borrowed funds                                                                      50,557               50,557
Other liabilities                                                                   14,732               15,957
                                                                         -----------------    -----------------
        Total Liabilities                                                           77,233               77,889
                                                                         -----------------    -----------------

Stockholders' equity:
15% non-cumulative perpetual preferred stock, series A par value $1, liquidation value $25 (1,400,000 shares authorized, 937,777
issued and outstanding at December 31, 1999 and June 30, 1999)                         938                  938

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at December 31,
1999 and June 30, 1999)                                                              7,100                7,100

Additional paid in capital                                                         100,439              100,439
Accumulated deficit                                                                (11,445)             (10,956)
Accumulated comprehensive income (loss)                                             (1,173)              (1,004)
                                                                         -----------------    -----------------
        Total Stockholders' Equity                                                  95,859               96,517
                                                                         -----------------    -----------------
Total Liabilities and Stockholders' Equity                               $         173,092     $        174,406
                                                                         =================    =================


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three and Six Months Ended December 31,
                                 1999 and 1998
                  (dollars in thousands, except per share data)
                                  (Unaudited)


                                                                   Three months ended                     Six months ended
                                                                      December 31,                          December 31,
                                                            --------------------------------      --------------------------------
                                                                 1999             1998                 1999             1998
                                                            ---------------  ---------------      ---------------  ---------------
Revenue:
Rental revenue and operations:
         Rental income and other property revenue            $        3,763  $         3,743      $         7,794  $         7,513
         Property operating and maintenance expense                  (2,784)          (2,625)              (5,499)          (5,189)
         Depreciation - real estate held for investment                (569)            (608)              (1,140)          (1,185)
                                                            ---------------  ---------------      ---------------  ---------------
         Net rental operations                                          410              510                1,155            1,139

Other property income (expense):
         Net gain on sale of real estate                                994            1,243                  963            1,731
         Recovery of investments in real estate                          --              106                   --              106
                                                            ---------------  ---------------      ---------------  ---------------
      Total other property income (expense):                            994            1,349                  963            1,837

Other income:
      Interest income:
         Loans receivable                                               237              733                  807            1,373
         Money market investments and other                             174              126                  346              353
                                                            ---------------  ---------------      ---------------  ---------------
              Total interest income                                     411              859                1,153            1,726

      Gain on satisfaction of loan asset                                429               --                  429               --
      Realization of contingent participation revenues                   --               --                   --            1,000
                                                            ---------------  ---------------      ---------------  ---------------
     Total other income                                                 840              859                1,582            2,726
                                                            ---------------  ---------------      ---------------  ---------------
         Total revenues                                               2,244            2,718                3,700            5,702
                                                            ---------------  ---------------      ---------------  ---------------

Expenses:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006             291                2                  579                2
         Borrowed funds                                                 531              987                1,204            2,413
         Other                                                            2               29                   10               34
                                                            ---------------  ---------------      ---------------  ---------------
              Total interest expense                                    824            1,018                1,793            2,449

   Other expenses:
         Salaries and employee benefits                                  47               58                   99              108
         Legal and professional fees                                    340              569                  542              771
         Management fees                                                578              613                1,156            1,230
         Other                                                           90               73                  236              138
                                                            ---------------  ---------------      ---------------  ---------------
              Total other expenses                                    1,055            1,313                2,033            2,247

         Total expenses                                               1,879            2,331                3,826            4,696
                                                            ---------------  ---------------      ---------------  ---------------


Income (loss) before provision for income taxes                         365              387                (126)            1,006

Provision for income taxes                                              182              145                  363              314
                                                            ---------------  ---------------      ---------------  ---------------

Net income (loss)                                                       183              242                 (489)             692

Dividends declared on preferred stock                                    --               --                   --               --
                                                            ---------------  ---------------      ---------------  ---------------

Net (loss) income applicable to common stock                 $          183   $          242       $         (489)  $          692
                                                            ===============  ===============      ===============  ===============

Basic and diluted (loss) income per common share             $         0.03    $        0.03       $        (0.07)  $         0.10
                                                            ===============  ===============      ===============  ===============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Six months ended December 31, 1999 and 1998
                             (dollars in thousands)
                                   (Unaudited)

                                                      Series A
                                                      Non-
                                                      cumu-
                                                      lative
                                                      Perpetual                Additional     Retained   Accumulated       Total
                                                      Preferred      Common      Paid-in      Earnings  Comprehensive  Stockholders'
                                                      Stock          Stock       Capital      (Deficit) Income (Loss)     Equity
                                                      ---------      ------    ----------     --------- -------------  ------------

Balances at June 30, 1998                               $ 1,400      $7,100     $ 111,170      $(11,561)     $  (926)     $ 107,183

Net income for the six months
ended December 31, 1998                                      --          --            --           692           --            692

Preferred stock dividends payable                            --          --            --            --           --             --

Reduction in Stockholders' Equity
resulting from Preferred Stock
Exchange Offer (Note 2)                                    (415)         --        (9,751)           --           --        (10,166)

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale                        --          --            --            --          169            169
                                                        -------      ------     ---------      --------      --------     ---------
Balances at December 31, 1998                           $   985      $7,100     $ 101,419      $(10,870)     $  (757)     $  97,877
                                                        =======      ======     =========      ========      =======      =========

Balances at June 30, 1999                               $   938      $7,100     $ 100,439      $(10,956)     $(1,004)     $  96,517

Net loss for the six months
ended December 31, 1999                                      --          --            --          (489)          --           (489)

Preferred stock dividends payable                            --          --            --            --           --             --

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale                        --          --            --            --         (169)          (169)
                                                        -------      ------     ---------      --------      --------     ---------
Balances at December 31, 1999                           $   938      $7,100     $ 100,439      $(11,445)     $(1,173)     $  95,859
                                                        =======      ======     =========      ========      =======      =========


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

                                                                                     Six months ended
                                                                                       December 31,
                                                                            ---------------------------------
                                                                                   1999             1998
                                                                            ----------------  ---------------
Operating Activities:
Cash flows (used in) provided by Operating Activities:
  Net (loss) income                                                           $         (489)   $         692
  Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
      Recovery of real estate assets                                                      --             (106)
      Net gain on sale of real estate assets                                            (963)          (1,739)
      Net gain on satisfaction of loan assets                                           (429)              --
      Depreciation and amortization                                                    1,140            1,186
      Amortization of capitalized issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes
        due 2006                                                                          82               --
  Change in operating assets and liabilities:
      Net decrease (increase) in accrued interest  receivable                            186               79
      Net (decrease) increase in accrued interest payable, net of accrued interest payable capitalized as additional principal -
        Increasing Rate Junior Subordinated Notes due 2006                               408             (100)
      Net (decrease) increase in accrued income taxes                                   (281)             407
      Net (decrease) increase in accrued expenses
            and other liabilities                                                       (944)             484
      Net (increase) decrease in prepaid expenses and other assets                       886             (575)
      Cash effect of increases in allowance for possible credit losses                    76              331
      Other                                                                               --               39
                                                                            ================  ===============
            Net cash (used in) provided by operating activities                         (328)             698
                                                                            ----------------  ---------------

Investing Activities:
Cash flows provided by Investing Activities:
  Repayment of loans secured by real estate, net                                      23,310            4,225
  Repayment of commercial and consumer loans                                             509               61
   Proceeds from partnership distributions - investments in joint ventures                24               --
   Proceeds related to sales of real estate held                                       1,472            6,105
 Additional fundings on real estate held for investment                               (1,063)            (309)
                                                                            ----------------  ---------------
            Net cash provided by investing activities                                 24,252           10,082
                                                                            ----------------  ---------------


(Continued on next page)




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)

                                                                                   Six months ended
                                                                                     December 31,
                                                                           --------------------------------
                                                                                 1999            1998
                                                                           ---------------- ---------------
Financing Activities:
Cash flows used in Financing Activities:
  Increase in restricted cash                                                       (23,497)         (8,962)
                                                                           ---------------- ---------------
            Net cash used in financing activities                                   (23,497)         (8,962)
                                                                           ---------------- ---------------

Net increase in cash, due from banks and cash equivalents                               427           1,818

Cash, due from banks and cash equivalents - June 30, 1999                            14,780          12,532
                                                                           ---------------- ---------------

Cash, due from banks and cash equivalents - December 31, 1999              $         15,207 $        14,350
                                                                           ================ ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                             $          1,792  $        2,546
      Federal, state and local taxes                                                    670             395

Supplemental Disclosure of Non-cash Transactions
Accrued interest capitalized as additional principal - Increasing Rate
Junior Subordinated Notes due 2006                                         $         487      $          --







See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the fiscal year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the three months ended December 31, 1999.

On May 22, 1998, under a plan that was approved by its stockholders, River Bank completed its Reorganization into a Delaware corporation named RB Asset, Inc. Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC").

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

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

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $50.6 million at December 31, 1999.

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

Subsequent to December 31, 1999 the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through December 2004. The HSBC Facility will be secured by a first lien on two properties, certain cooperative shares and a cash collateral account in the amount of $7.5 million. HSBC retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions. Discussions with respect to reactivating the HSBC Facility as described above continue.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's nor the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through December 31, 1999. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.


2.  Preferred Stock Exchange Offer

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

The Subordinated Notes carry an interest rate of 8%, compounded semi-annually, for the first 36 months following December 30, 1998, the date of their issuance. As a result of the tender of 462,223 shares of the

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)


Company's Series A Preferred Stock in exchange for the Subordinated Notes, the Company assumed the obligation for the payment of interest on the Subordinated Notes. During the quarter ended December 31, 1999 and 1998, the Company recognized accrued interest expense related to the Subordinated Notes in the amount of approximately $291 thousand and $2 thousand, respectively. During the six months ended December 31, 1999 and 1998, the Company recognized accrued interest expense related to the Subordinated Notes in the amount of approximately $579 thousand and $2 thousand, respectively.

For a further discussion of the Exchange Offer see the Notes to the Consolidated Financial Statements of the Company on Form 10-Q dated December 31, 1998 and Form 10-K dated June 30, 1999.


3.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at December 31, 1999, the results of its operations for the three and six months ended December 31, 1999 and 1998 and the statements of changes in stockholders' equity and cash flows for the six months ended December 31, 1999 and 1998. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of December 31, 1999, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1999.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments, unconsolidated real estate partnerships are generally carried at cost, subject to periodic assessment of net realizable value. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged, as real estate charge-offs to operations of the period in which such charges occurred.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 1999, the results of operations for the three and six months ended December 31, 1999 and 1998, and changes in stockholders' equity and cash flows for the six months ended December 31, 1999 and 1998.

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

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)


are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At December 31, 1999, the balance of stockholders' equity included a cumulative $1,173,000 unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At
December 31, 1999, the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1999. As a result of this analysis, the Company recognized income tax expense in the amount of $182,000, during the quarter ending December 31, 1999.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


4.  Commitments, Contingencies and Other

At December 31, 1999, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)

5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and six months ended December 31, 1999 and 1998, respectively. The Company had no securities outstanding that were convertible to common stock at December 31, 1999 or 1998.


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

During the three months ended  December 31, 1999 and 1998,  total  comprehensive
(loss) income was $161 and $523, respectively. During the six months ended December 31, 1999 and 1998, total comprehensive (loss) income was $(658) and $861, respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


         Components of Comprehensive Income (Loss)
         (Unaudited):
                                                                      Three months ended December 31,
                                                                        1999                     1998
                                                                  -----------------        ----------------
         Net (loss) income                                        $             183        $            242
         Unrealized losses on securities                                        (22)                    281
                                                                  -----------------        ----------------
         Comprehensive (loss) income                              $             161        $            523
                                                                  =================        ================

                                                                       Six months ended December 31,
                                                                        1999                     1998
                                                                  -----------------        ----------------

         Net (loss) income                                        $            (489)       $           692
         Unrealized losses on securities                                       (169)                   169
                                                                  -----------------        ----------------
         Comprehensive (loss) income                              $            (658)       $           861
                                                                  =================        ================

         Components of Accumulated Comprehensive
         Income (Unaudited):
                                                                    December 31,             December 31,
                                                                        1999                     1998

                                                                  -----------------        ----------------

         Unrealized losses on securities                          $          (1,173)       $           (757)
                                                                  -----------------        ----------------
         Accumulated comprehensive income (loss)                  $          (1,173)       $           (757)
                                                                  =================        ================

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                             (dollars in thousands)
                                   (Unaudited)


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

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998 which was argued before the court on March 23, 1999. The court issued its decision on December 2, 1999. The court granted in part the Company's motion and dismissed the causes of action based upon fraudulent conveyance, breach of fiduciary duty, breach of duty of disclosure and ultra vires acts and ordered the remainder of the Action to continue. The parties are proceeding with discovery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At December 31, 1999, the consolidated assets of the Company totaled $173.1 million, a decrease of $1.3 million, or 0.75%, as compared with total assets at June 30, 1999.

Real estate held for investment, net of accumulated depreciation, declined $586,000, or 0.63%, from $92.4 million at June 30, 1999 to $91.9 million at
December 31, 1999. The decline in real estate held for investment, net of accumulated depreciation at December 31, 1999 as compared with the balance at June 30, 1999, was primarily attributable to depreciation charges of $569,000.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), remained unchanged at December 31, 1999 from the balance of $2.0 million at June 30, 1999. The balance categorized as real estate held for disposal at December 31, 1999 are apartment units which are expected to be sold within the next twelve months.

Total loans secured by real estate, net of the related allowance for possible credit losses, declined $23.5 million, or 61.53%, from $37.9 million at June 30, 1999 to $14.6 million at December 31, 1999. The $23.5 million decline in real estate loans, net, during the six months ended December 31, 1999, was primarily attributable to the full satisfaction of three loans secured by real estate, totaling $23.2 million and the effects of normal scheduled principal repayments, partially offset by a decline in the related allowance for possible credit losses of $198,000.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $198,000, or 1.25%, from $15.8 million, at June 30, 1999 to $15.6 million at December 31, 1999. The decrease resulted from chargeoffs for asset disposition transactions previously provided for at June 30, 1999. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At December 31, 1999, the allowance for possible credit losses was 51.7% of real estate loans as compared to 29.5% at June 30, 1999.

Cash, due from banks and cash equivalents increased by $427,000, or 2.89%, from $14.8 million at June 30, 1999 to $15.2 million at December 31, 1999. Total operating revenues and available asset sales proceeds exceeded additions to restricted cash, scheduled asset fundings and the payment of operating expenses, resulting in the increase in unrestricted cash during the six months ended December 31, 1999.

At December 31, 1999, HSBC had restricted a total of approximately $36.9 million in funds, held on deposit at HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. HSBC had restricted approximately $13.4 million at June 30, 1999. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

Commercial and consumer loans, net of the related allowance for loan losses, totaled $7.9 million at December 31, 1999, a decrease of $80,000, or 1.00%, from the June 30, 1999 amount. This decrease was primarily the result of the satisfaction of a single non-performing loan for a combination of cash and an irrevocable letter of credit totaling $1.5 million in the quarter ended December 31, 1999 and the effects of normal amortization and repayment of individual loans in the portfolio. The irrevocable letter of credit received was in the amount of $1 million, which bears interest at a rate of 8%, and will be redeemed for cash in $500,000 increments in December 2000 and December 2001. Prior to the satisfaction of this non-performing loan, the carrying value of the loan was $1.1 million, net of a specific reserve of $1.1 million. As a result of this $1.5 million satisfaction, the Company reduced its recorded balance in commercial and consumer loans by a net $1.2 million and its allowance for possible credit losses related to commercial and consumer loans by $1.1 million. In addition, as a result of this transaction, the Company recorded a gain on the satisfaction of loan assets in the amount of $429,000.

Other liabilities totaled $14.7 million at December 31, 1999, a decrease of $1.2 million, or 7.68%, from the June 30, 1999 balance of $16.0 million. The net decrease in other liabilities during the six months ended December 31, 1999 was primarily the result of payments made to service providers and to governmental authorities, for state income and franchise taxes, in excess of required expense and liability accruals for the six month period. The decline in other liabilities over this six month period is consistent with a general reduction in other operating expenses incurred by the Company. See "Results of Operations," below.

During the six months ended December 31, 1999, total stockholders' equity decreased by $658,000, or 0.68%, to $95.9 million, as compared with $96.5 million at June 30, 1999. This decrease was due to the net loss recorded for the six months ended December 31, 1999 in the amount of $489,000 and a decrease in the securities valuation account (allowance for unrealized losses on marketable securities) of $169,000.

The following table summarizes the calculation of the Company's book value per share at December 31, 1999 and June 30, 1999.


                                                          December 31,                June 30,
                                                              1999                      1999
                                                        -----------------         ----------------
Total stockholders' equity                              $      95,859,000         $     96,517,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   23,444,000               23,444,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      72,415,000         $     73,073,000
                                                        =================         ================

Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================

     Book value per share                               $           10.20         $          10.30
                                                        =================         ================


Results of Operations:

General. The Company reported net income attributable to common shares of $183,000, or $0.03 per basic and diluted share, for the three months ended December 31, 1999, a decrease of $59,000, or 24.38%, compared with net income attributable to common shares of $242,000, or $0.03 per share, for the three month period ended December 31, 1998. The Company reported a net loss attributable to common shares of $489,000, or $(0.07) per basic and diluted share, for the six months ended December 31, 1999, a decrease of $1.2 million as compared with net income attributable to common shares of $692,000, or $0.10 per share, for the six month period ended December 31, 1998.

The primary reason for the decrease in the Company's net operating results for the quarter ended December 31, 1999, as compared to the same quarter in the previous year, were a decline of total interest income of $448,000, or 52.15%, the effects of reduced sales gains on dispositions of real estate held for sale which declined $355,000, or 26.32%, and a reduction of $100,000, or 19.61%, in net revenues from rental operations. Partially offsetting these reductions in recorded income during the quarter ended December 31, 1999, as compared to the same period in the previous year, were reductions in interest expense of $194,000, or 19.06%, a reduction in other expenses of $258,000, or 19.65%.

The primary reason for the decrease in the Company's net operating results for the six months ended December 31, 1999, as compared to the same six months in the previous year, was due to the positive income effects of nonrecurring transactions in the six months ended September 30, 1998, which resulted in the recording of gains on asset sales and loan participations totaling $1.0 million. During the six months ended December 31, 1998, the Company recognized $1.0 million in contingent loan participation revenues. During the six months ended December 31, 1999, the Company recognized no contingent loan participation revenues.

In addition to the $1.0 million in positive effects of the nonrecurring transactions on income in the six months ended December 31, 1998, as compared with the same six month period in 1999, other property income (expense) declined $874,000, or 47.58%, from $1.8 million in the six months ended December 31, 1998 to $963,000 in the six months ended December 31, 1999, and interest income declined $573,000, or 33.20%, from $1.7 million in the six months ended December 31, 1998 to $1.2 million in the six months ended December 31, 1999.

Partially offsetting the decreases in income cited above, for the six months ended December 31, 1999, as compared to the same six month period of the previous year, was a reduction in interest expense of $656,000, or 26.79%, and other operating expenses of $214,000, or 9.52%. Interest expense declined from $2.5 million in the six months ended December 31, 1999 to $1.8 million during the same six month period of the current year. Other expenses declined from $2.2 million in the six months ended December 31, 1999 to $2.0 million during the same six month period of the current year.

Net Rental Operations. For the three months ended December 31, 1999, net rental operations resulted in income of $410,000, a decrease of $100,000, or 19.61%, from $510,000 for the same three month period in the previous year. For the six months ended December 31, 1999, net rental operations resulted in income of $1.16 million, an increase of $16,000 from the $1.14 million recorded for the same six month period in the previous year. The decrease in net rental operating revenue for the three month period ended December 31, 1999 and the increase in the income recorded from net rental operations for the six month period ended December 31, 1999, as compared with the same periods in the previous year, were due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Other Property Income/Expense. Net gain on sale of real estate of $994,000 was recorded for the quarter ended December 31, 1999, a decrease of $355,000, or 26.32%, as compared with net income of $1.3 million in the quarter ended December 31, 1998. For the quarter ended December 31, 1999, the $994,000 net gain was attributable to sales of apartment units in the amount of $1.5 million, for which a gain was recognized.

For the quarter ended December 31, 1998, the $1.2 million of net gain on sale of real estate was primarily attributable to the sale of $2.7 million of real estate held for investment, of which $2.3 million related to a shopping center complex in New York City for which a net gain in the amount of $304,000 was recognized, $496,000 related to the sale of a condominium unit at one of the Company's multi-family housing projects for which a gain in the amount of $354,000 was recognized, and the sale of a multi-car parking garage adjacent to the Company's office complex real estate investment in Atlanta, GA for approximately $1.7 million for which a gain of $523,000 was recognized. In addition, during the three months ended December 31, 1998, the Company recorded a gain in the amount of $106,000 related to the recovery of certain sales proceeds related to a real estate joint venture that had been fully written off in prior years.

Total other property income (expense) was $963,000 for the six months ended December 31, 1999, a decrease of $874,000, or 47.58%, as compared with a net gain of $1.8 million in the six months ended December 31, 1998. The $963,000 other property income (expense) recorded during the six months ended December 31, 1999 was primarily due to the apartment unit sales completed in the quarter ended December 31, 1999, described above.

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

Interest Income. For the three months ended December 31, 1999, total interest income was $411,000, a decline of $448,000, or 52.15%, from $859,000 recorded for the same quarter in the previous year. Loan interest declined $496,000, or 67.67%, from $733,000 in the quarter ended December 31, 1998 to $237,000 for the same quarter in the current year. This decline in loan interest expense was due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

Partially offsetting the decline in loan interest income in the three months ended December 31, 1999, as compared with the same three month period in the previous year, was an increase in other interest income to $174,000, an increase of $48,000, or 38.10%, in the quarter ended December 31, 1999 as compared with other interest income of $126,000 recorded in the quarter ended December 31, 1998. The increase in other interest income was due to an increase in the average balance of funds held in interest-bearing money market accounts during the quarter ended December 31, 1999 as compared with the same quarter in the previous year. Partially offsetting this increase in the average balance in interest bearing accounts during the quarter ended December 31, 1999 as compared with the same quarter in the previous year, was a decrease in the interest rate on these assets primarily due to the effects of a renegotiation of the HSBC Facility agreement which occurred in the quarter ended December 31, 1998. Under the renegotiated agreement, funds held on deposit at HSBC no longer earn interest income, but are, instead, now used to reduce the interest expense for funds borrowed from HSBC under the Facility. See "Interest Expense," below.

For the six months ended December 31, 1999, loan interest income was $807,000, a decline of $566,000, or 41.22%, to $1.4 million for the same quarter in the previous year. The $566,000 decline in loan interest in the quarter ended December 31, 1999, as compared with the same quarter in the previous year, was primarily due to reduced average balances for performing loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

Contingent Loan Participation Revenues. The Company realized contingent participation revenues of $0 and $1.0 million in the six months ended December 31, 1999 and 1998, respectively. During the quarter ended September 30, 1998, contingent loan participation revenues of $1.0 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior participation loan had been sold to HSBC on June 28, 1996 and the junior subordinated participation loan was fully reserved for on the Company's books following the Branch Sale. The full repayment of the junior subordinated participation loan resulted in the recognition of an additional gain in the amount of $500,000 during the quarter ended September 30, 1998.

At December 31, 1999, the Company had a remaining contingent interest in two junior subordinated participation loans in which the Company retains an interest of approximately $2.4 million in principal amount, which are fully reserved for (100%) by the Company. All of such loans have been modified since origination and are currently performing in accordance with their terms.

Net Gain on the Satisfaction of Loan Assets. The Company recognized a gain on the satisfaction of loan assets in the amount of $429,000 for the three and six months ended December 31, 1999. The Company did not recognize any gains on the satisfaction of loan assets for the same three and six month periods of the previous year. The net gain on the satisfaction of loan assets was the result of a single non-performing loan for a combination of cash and an irrevocable letter of credit totaling $1.5 million in the quarter ended December 31, 1999. The irrevocable letter of credit received was in the amount of $1 million, which bears interest at a rate of 8%, and will be redeemed for cash in $500,000 increments in December 2000 and December 2001. Prior to the satisfaction of this non-performing loan, the carrying value of the loan was $1.1 million, net of a specific reserve of $1.1 million. As a result of this $1.5 million satisfaction, the Company reduced its recorded balance in commercial and consumer loans by a net $1.2 million and its allowance for possible credit losses related to commercial and consumer loans by $1.1 million.

Interest Expense. During the three months ended December 31, 1999, the Company recorded interest expenses in the amount of $824,000, a decline of $194,000, or 19.06%, as compared with interest expenses of $1.0 million in the same quarter of the previous year. Interest expense for borrowed funds declined $456,000, or 46.20%, from $987,000 in the quarter ended December 31, 1998 to $531,000 for the same quarter in the current year. This decline in interest expense on borrowed funds was partially offset by the recognition of $291,000 in interest expense in the quarter ended December 31, 1999 related to the Company's Increasing Rate Junior Subordinated Notes due 2006, which were initially issued on December 30, 1998.

During the six months ended December 31, 1999, the Company recorded interest expense in the amount of $1.8 million, a decline of $656,000, or 26.79%, as compared with interest expense of $2.4 million in the same six month period of the previous year. Interest expense for borrowed funds declined $1.2 million, or 50.10%, from $2.4 million recorded in the six months ended December 31, 1998 to $1.2 million recorded in the same six month period of the current year. This decline in interest expense on borrowed funds was partially offset by the recognition of $579,000 in interest expense in the six months ended December 31, 1999 related to the Company's Increasing Rate Junior Subordinated Notes due 2006, which were initially issued on December 30, 1998.

The decline in interest expense paid on borrowed funds declined in the three and six months ended December 31, 1999, as compared with the same three and six month periods ended December 31, 1998 was the result of declines in the average amount borrowed by the Company from HSBC and reductions in the interest rate paid by the Company on borrowed funds, under the renegotiated terms of the Facility.

During the three and six months ended December 31, 1999, the Company borrowed an average of $50.6 million, a decline of $18.2 million, or 26.45%, as compared with average borrowings of $68.8 million during the same three and six month periods ended December 31, 1998. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1999, primarily funded by asset sales and loan repayments.

The average interest rate paid to HSBC on borrowed funds was 4.20% and 4.76% for the three and six months ended December 31, 1999, respectively, as compared to 6.57% and 7.02%, respectively, for the same three month period of the previous year. The decline in rates paid to HSBC in the three month period ended December 31, 1999, as compared with the same periods in the previous year, was primarily due to a renegotiation of the Company's interest rate with HSBC. Under the terms of the renegotiated interest rate agreements with HSBC, which became effective October 1, 1998, the Company receives interest rate reductions for borrowed funds, calculated using a formula that considers certain compensating balances held in bank accounts with HSBC. The interest expense rate reductions received under the new rate schedule agreement with HSBC are in lieu of interest income that had been earned on those deposited funds. See "Interest Income," above.

Other Expenses. During the quarter ended December 31, 1999, the Company recorded total other expenses in the amount of $1.1 million, a decrease of $258,000, or 19.65%, as compared with other expenses of $1.3 million in the same quarter of the previous year. Other expenses decreased in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998, primarily as a result of differences in the timing of certain non-recurring expense payments.

During the six months ended December 31, 1999, the Company recorded total other expenses in the amount of $2.0 million, a decrease of $214,000, or 9.52%, as compared with other expenses of $2.2 million in the same six months of the previous year. Other expenses decreased in the six months ended December 31, 1999, as compared with the six months ended December 31, 1998, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the three and six months ended December 31, 1999, the Company accrued $748,000 and $1.4 million, respectively in fees payable to the Management Company, of which $170,000 and $289,000, respectively, related to fees incurred for the successful disposition of assets. During the three and six months ended December 30, 1998, the Company accrued $670,000 and $1.3 million, respectively in fees payable to the Management Company, of which $57,000 and $102,000, respectively, related to fees incurred for the successful disposition of assets.

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

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and six months ended December 31, 1999, the Company recorded a net provision for income taxes of $182,000 and $363,000, respectively. During the three and six months ended December 31, 1998, the Company recorded a net provision for income taxes of $145,000 and $314,000, respectively. Income taxes recorded by the Company primarily reflect the effects of operations on its current state and local income tax liability at December 31, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses and development costs related to certain real estate projects.

At December 31, 1999 the Company had $50.6 million in borrowed funds outstanding under the Facility provided by HSBC Bank. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

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

Subsequent to December 31, 1999 the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through December 2004. The HSBC Facility will be secured by a first lien on two properties, certain cooperative shares and a cash collateral account in the amount of $7.5 million. HSBC retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions. Discussions with respect to reactivating the HSBC Facility as described above continue.

The Company seeks to maintain liquidity, in the form of unrestricted cash, within a range of 5% to 10% of total assets. At December 31, 1999, the Company's liquidity ratio, as so defined, amounted to 7.9%, which was within the maintenance range.


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

FASB Interpretation No. 43. FASB Interpretation No. 43, "Real Estate Sales," interprets and amends Statement of Financial Accounting Standards No. 66 (SFAS-66), "Accounting for Sales of Real Estate." FASB Interpretation No. 43 states that the sales recognition criteria of SFAS-66 should apply to land and physical structures attached to the land (for instance, property improvements or integral equipment such as manufacturing facilities) that cannot be removed and used separately without incurring significant cost. FASB Interpretation No. 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Management has evaluated the provisions of this Interpretation and has concluded that the adoption of this Interpretation will have no effect on the Company's results of operations and financial condition.


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

The Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $506,000 increase in interest expense based on approximately $50.6 million outstanding at December 31, 1999. See Note 16, "Borrowed Funds," contained within the Consolidated Financial Statements dated June 30, 1999.

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

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998 which was argued before the court on March 23, 1999. The court issued its decision on December 2, 1999. The court granted in part the Company's motion and dismissed the causes of action based upon fraudulent conveyance, breach of fiduciary duty, breach of duty of disclosure and ultra vires acts and ordered the remainder of the Action to continue. The parties are proceeding with discovery.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Securities Holders

None.


Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits


          Exhibit Number            Description
          --------------            -----------

          27.1                      Financial Data Schedule


(b)       Reports on Form 8-K

          During the fiscal quarter ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

          None

                                    SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RB ASSET, INC.
                                       (Registrant)


Date:  February 14, 2000     By:   /s/ Nelson L. Stephenson
       -----------------          -------------------------

                                  Nelson L. Stephenson
                                  President and Chief Executive Officer
                                  (principal executive and principal financial officer)