Form 10-Q
period 2000-03-31
RB ASSET INC
filed 2000-05-12
CIK 1047958

As filed with the Securities and Exchange Commission on May 11, 2000
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000
                                        --------------

                                       OR

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period From                  To
                                        --------------       --------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /



The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of May 11, 2000 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of May 11, 2000, was 937,777.


================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----
INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                          Consolidated Statements of Financial Condition as of March 31, 2000
                          (unaudited) and June 30, 1999............................................            1

                          Consolidated Statements of Operations for the three and nine months ended
                          March 31, 2000 and 1999 (unaudited)......................................            2

                          Consolidated Statements of Changes in Stockholders' Equity for the nine
                          months ended March 31, 2000 and 1999 (unaudited) ........................            3

                          Consolidated Statements of Cash Flows for the nine months ended March
                          31, 2000 and 1999 (unaudited)............................................            4

                          Notes to the Consolidated Financial Statements ..........................            6


            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and the Results of Operations ...............................................           12

            Item 3.Quantitative and Qualitative Disclosures About Market Risk......................           20

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings ...........................................................           21
            Item 2.   Changes in Securities .......................................................           22
            Item 3.   Defaults Upon Senior Securities .............................................           22
            Item 4.   Submission of Matters to a Vote of Securities Holders .......................           22
            Item 5.   Other Information ...........................................................           22
            Item 6.   Exhibits and Reports on Form 8-K ............................................           22

SIGNATURE..........................................................................................           23


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 2000 and June 30, 1999
                             (dollars in thousands)

                                     Assets

                                                                              (Unaudited)
                                                                               March 31,           June 30,
                                                                                 2000               1999
                                                                                ------              ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $4,948 and $3,264, respectively                       $          96,198     $         92,438

Real estate held for disposal                                                        2,040                2,040
      Allowance for fair market value reserve under SFAS-121                           (40)                 (40)
                                                                         -----------------    -----------------
           Total real estate held for disposal, net                                  2,000                2,000

Investments in joint ventures                                                        1,454                1,536
                                                                         -----------------    -----------------
     Total real estate assets                                                       99,652               95,974

Loans receivable:
      Secured by real estate                                                        32,394               53,697
      Commercial and consumer                                                        9,111               10,314
      Allowance for possible credit losses                                         (13,393)             (18,155)
                                                                         -----------------    -----------------
           Total loans receivable, net                                              28,112               45,856

Cash, due from banks and cash equivalents                                           33,321               14,780
Cash, due from banks - restricted                                                    7,500               13,355
Investment securities available for sale                                             1,260                1,294
Other assets                                                                         1,894                3,147
                                                                         -----------------    -----------------
        Total Assets                                                     $         171,739     $        174,406
                                                                         =================    =================

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006                       $          12,485     $         11,375
Borrowed funds                                                                      48,629               50,557
Other liabilities                                                                   12,999               15,957
                                                                         -----------------    -----------------
        Total Liabilities                                                           74,113               77,889
                                                                         -----------------    -----------------

Stockholders' equity:
15% non-cumulative perpetual preferred stock, series A par value $1, liquidation value $25 (1,400,000 shares authorized, 937,777
issued and outstanding at March 31, 2000 and June 30, 1999)                            938                  938

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at March 31, 2000
and June 30, 1999)                                                                   7,100                7,100

Additional paid in capital                                                         100,439              100,439
Accumulated deficit                                                                 (9,813)             (10,956)
Accumulated comprehensive loss                                                      (1,038)              (1,004)
                                                                         -----------------    -----------------
        Total Stockholders' Equity                                                  97,626               96,517
                                                                         -----------------    -----------------
Total Liabilities and Stockholders' Equity                               $         171,739     $        174,406
                                                                         =================    =================


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Nine Months Ended March 31, 2000 and 1999
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                                    Three months ended                    Nine months ended
                                                                        March 31,                             March 31,
                                                               ----------------------------      --------------------------------
                                                                  2000           1999                 2000             1999
                                                               -------------  -------------      ---------------  ---------------
Revenue:
Rental revenue and operations:
         Rental income and other property revenue               $     3,698    $     3,696        $      11,493   $       11,210
         Property operating and maintenance expense                  (2,682)        (2,497)              (8,181)          (7,687)
         Depreciation - real estate held for investment                (568)          (582)              (1,708)          (1,767)
                                                               -------------  -------------      ---------------  ---------------
     Net  rental operations                                             448            617                1,604            1,756

Other property income (expense):
         Net gain on sale of real estate                                725            997                1,688            2,729
         Recovery of investments in real estate                          --             --                   --              106
                                                               -------------  -------------      ---------------  ---------------
      Total other property income (expense):                            725            997                1,688            2,835

Interest income:
         Loans receivable                                               962            591                1,769            1,964
         Money market investments and other                             157            123                  503              476
                                                               -------------  -------------      ---------------  ---------------
              Total interest income                                   1,119            714                2,272            2,440

Other Income
      Gain on settlement of Branch Sale contingencies, net              500             --                  500               --
      Loss on satisfaction of loan assets                            (1,272)            --                 (841)              --
      Realization of contingent participation revenues                2,400             --                2,400            1,000
                                                               -------------  -------------      ---------------  ---------------
     Total other income                                               1,628             --                2,059            1,000
                                                               -------------  -------------      ---------------  ---------------

         Total revenues                                               3,920          2,328                7,623            8,031
                                                               -------------  -------------      ---------------  ---------------

Expenses:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006             299            246                  879              248
         Borrowed funds                                                 558            928                1,762            3,342
         Other                                                          (10)            11                   --               44
                                                               -------------  -------------      ---------------  ---------------
              Total interest expense                                    847          1,185                2,641            3,634

   Other expenses:
         Salaries and employee benefits                                  61             32                  160              140
         Legal and professional fees                                    340            347                  883            1,118
         Management fees                                                579            613                1,735            1,844
         Other                                                          113             87                  350              225
                                                               -------------  -------------      ---------------  ---------------
              Total other expenses                                    1,093          1,079                3,128            3,327

         Total expenses                                               1,940          2,264                5,769            6,961
                                                               -------------  -------------      ---------------  ---------------

Income (loss) before provision for income taxes                       1,980             64                1,854            1,070

Provision for income taxes                                              348            118                  711              432
                                                               -------------  -------------      ---------------  ---------------
Net income (loss)                                                     1,632            (54)               1,143              638

Dividends declared on preferred stock                                    --             --                   --               --
                                                               -------------  -------------      ---------------  ---------------
Net income (loss) applicable to common stock                    $     1,632    $       (54)       $       1,143    $         638
                                                               =============  =============      ===============  ===============
Basic and diluted income (loss) per common share                $      0.23    $     (0.01)       $        0.16    $        0.09
                                                               =============  =============      ===============  ===============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Nine months
                          ended March 31, 2000 and 1999
                             (dollars in thousands)
                                   (Unaudited)

                                       Series A
                                       Non-
                                       cumulative
                                       Perpetual                    Additional                    Accumulated          Total
                                       Preferred        Common        Paid-in      Retained       Comprehensive     Stockholders'
                                       Stock            Stock         Capital      Earnings       Income (Loss)        Equity
                                       ------------   ----------   -------------   ------------   --------------  ---------------


Balances at June 30, 1998               $    1,400     $  7,100     $  111,170     $   (11,561)   $      (926)   $    107,183

Net income for the nine months
ended March 31, 1999                            --           --             --             638             --             638

Preferred stock dividends payable               --           --             --              --             --              --
Reduction in Stockholders' Equity
resulting from Preferred Stock
Exchange Offer (Note 2)                       (448)          --        (10,524)             --             --         (10,972)

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale           --           --             --              --            (90)            (90)

                                       ============   ==========   =============   ============   =============  ===============
Balances at March 31, 1999              $      952     $  7,100     $  100,646     $   (10,924)   $    (1,016)   $     96,758
                                       ============   ==========   =============   ============   =============  ===============

Balances at June 30, 1999               $      938     $  7,100     $  100,439     $   (10,956)   $    (1,004)   $     96,517

Net income for the nine months
ended March 31, 2000                            --           --             --           1,143             --           1,143

Preferred stock dividends payable               --           --             --              --             --              --

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale           --           --             --              --            (34)            (34)

                                       ============   ==========   =============   ============   =============  ===============
Balances at March 31, 2000              $      938     $  7,100     $  100,439     $    (9,813)   $    (1,038)   $     97,626
                                       ============   ==========   =============   ============   =============  ===============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                   2000             1999
                                                                            ----------------  ---------------
Operating Activities:
Cash flows provided by (used in) Operating Activities:
  Net income                                                                 $        1,143     $        638
  Adjustments to reconcile net income to cash provided by (used in)
         operating activities:
      Recovery of real estate assets                                                     --             (106)
      Net gain on sale of real estate assets                                         (1,688)          (2,736)
      Net loss on satisfaction of loan assets                                           841               --
      Depreciation and amortization                                                   1,708            1,768
      Amortization of capitalized issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes
        due 2006                                                                        116               --
  Change in operating assets and liabilities:
      Net (increase) decrease in accrued interest receivable                           (293)              58
      Increase in accrued interest payable, net of additions to
        principal - Increasing Rate Junior Subordinated Notes due 2006                  683              107
      Net (decrease) increase in accrued income taxes                                    (3)             409
      Net decrease in accrued expenses and other liabilities                         (2,643)             (97)
      Net decrease (increase) in prepaid expenses and other assets                    1,546           (1,224)
      Cash effect of increases in allowance for possible credit losses                   74              330
      Other                                                                              --               49
                                                                            ----------------  ---------------
            Net cash provided by (used in) operating activities                       1,484             (804)
                                                                            ----------------  ---------------

Investing Activities:
Cash flows provided by Investing Activities:
  Repayment of loans secured by real estate, net                                     16,397            5,122
  Repayment of commercial and consumer loans                                            508               61
   Proceeds from partnership distributions - investments
      in joint ventures                                                                  82               --
  Proceeds related to sales of real estate held                                       2,478            6,713
  Additional net fundings of real estate held for investment                         (6,335)            (524)
                                                                            ----------------  ---------------
            Net cash provided by investing activities                                13,130           11,372
                                                                            ----------------  ---------------



(Continued on next page)




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)

                                                                                  Nine months ended
                                                                                       March 31,
                                                                           --------------------------------
                                                                                 2000            1999
                                                                           ---------------- ---------------
Financing Activities:
Cash flows provided by (used in) Financing Activities:
  Decrease in restricted cash                                                        5,855           7,820
  Repayment of borrowed funds                                                       (1,928)        (16,096)
                                                                           ---------------- ---------------
            Net cash provided by (used in) financing activities                      3,927          (8,276)
                                                                           ---------------- ---------------

Net increase in cash, due from banks and cash equivalents                           18,541           2,292

Cash, due from banks and cash equivalents, beginning of period                      14,780          12,532
                                                                           ---------------- ---------------

Cash, due from banks and cash equivalents, end of period                    $       33,321   $      14,824
                                                                           ================ ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                              $        2,829   $       3,577
      Federal, state and local taxes                                                   758             523

Supplemental Disclosure of Non-cash Transactions
Accrued interest payable added as additional principal - Increasing
Rate Junior Subordinated Notes due 2006                                     $          994   $          --







See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the fiscal year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the three months ended March 31, 2000.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


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

On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The HSBC Facility is secured by a first lien on two properties, certain cooperative shares and a restricted cash collateral account (the Special Collateral) in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions. The Facility has been reduced by repayment activity to $48.6 million at March 31, 2000.

Also on January 31, 2000, the Company entered into settlement agreement with HSBC related to the credit indemnities provided to HSBC in the Branch Sale and claims related to the compensating balance arrangement with HSBC. The terms of the settlement resulted in a net cash gain on settlement of Branch Sale contingencies of $500 thousand, reflected in the results of operations for the three and nine months ended March 31, 2000.

During the quarter ended March 31, 2000, the Company and HSBC entered into an asset swap and purchase agreement, whereby the Company exchanged its interests in four subordinated participation and two junior subordinated participation loans with a total net book value of $3.2 million and cash in the amount of $4.8 million for a loan held by HSBC in the amount of $11.1 million. As a result of this transaction during the quarter ended March 31, 2000, the Company recognized contingent participation revenues of $2.4 million and, in addition, the Company received $700,000 in previously unaccrued loan interest related to the junior subordinated participation loans.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through March 31, 2000. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that, until otherwise notified, the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


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

The Subordinated Notes carry an interest rate of 8%, compounded semi-annually, for the first 36 months following December 30, 1998, the date of their issuance. As a result of the tender of 462,223 shares of the Company's Series A Preferred Stock in exchange for the Subordinated Notes, the Company assumed the obligation for the payment of interest on the Subordinated Notes. During the quarter ended March 31, 2000 and 1999, the Company recognized accrued interest expense related to the Subordinated Notes in the amount of approximately $299 thousand and $246 thousand, respectively. During the nine months ended March 31, 2000 and 1999, the Company recognized accrued interest expense related to the Subordinated Notes in the amount of approximately $879 thousand and $248 thousand, respectively.

For a further discussion of the Exchange Offer see the Notes to the Consolidated Financial Statements of the Company on Form 10-Q dated December 31, 1998 and Form 10-K dated June 30, 1999.


3.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at March 31, 2000, the results of its operations for the three and nine months ended March 31, 2000 and 1999 and the statements of changes in stockholders'equity and cash flows for the nine months ended March 31, 2000 and 1999. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of March 31, 2000, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 1999.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments, unconsolidated real estate partnerships are generally carried at cost, subject to periodic assessment of fair value. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged, as real estate charge-offs to operations of the period in which such charges occurred.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2000, the results of operations for the three and nine months ended March 31, 2000 and 1999, and changes in stockholders' equity and cash flows for the nine months ended March 31, 2000 and 1999.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


held for investment may be necessary based on changes in economic conditions, as well as changes in management strategies.

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, where applicable, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At March 31, 2000, the balance of stockholders' equity included a cumulative $1.038 million unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At March 31, 2000, the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 1999. As a result of this analysis, the Company recognized income tax expense in the amount of $348,000, during the quarter ending March 31, 2000.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments when purchased with maturities of 90 days or less.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


4.  Commitments, Contingencies and Other

At March 31, 2000, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


Company will not be materially affected by the actions of any outstanding legal proceedings. However, there can be no assurance that any outstanding legal proceedings will not be decided adversely to the Company and have a material adverse effect on the financial condition and the results of operations of the Company. See Note 7.

5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and nine months ended March 31, 2000 and 1999, respectively. The Company had no securities outstanding that were convertible to common stock at March 31, 2000 or 1999.

6.  Comprehensive Income

During the three months ended March 31, 2000, total comprehensive income was $1.7 million, as compared to total comprehensive loss of $313, during the same three month period in 1999. During the nine months ended March 31, 2000 and 1999, total comprehensive income was $1.1 million and $548, respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:



         Components of Comprehensive Income (Loss)
         (Unaudited):

                                                                      Three months ended March 31,
                                                                        2000                     1999
                                                                  -----------------        ----------------

         Net income (loss)                                         $        1,632           $         (54)
         Unrealized gain (loss) on securities                                 135                    (259)
                                                                  =================        ================
         Comprehensive (loss) income                               $        1,767           $        (313)
                                                                  =================        ================

                                                                        Nine months ended March 31,
                                                                        2000                     1999
                                                                  -----------------        ----------------

         Net income                                                $        1,143           $         638
         Unrealized losses on securities                                      (34)                    (90)
                                                                  =================        ================
         Comprehensive (loss) income                               $        1,109           $         548
                                                                  =================        ================

         Components of Accumulated Comprehensive
         Income (Unaudited):
                                                                      March 31,               March 31,
                                                                        2000                     1999

                                                                  -----------------        ----------------

         Unrealized loss on securities                             $       (1,038)          $      (1,016)
                                                                  =================        ================
         Accumulated comprehensive loss                            $       (1,038)          $      (1,016)
                                                                  ================        ================


7.  Legal Proceedings

On November 25, 1998, the Company offered upon the terms and conditions set forth in its Offering Circular

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                             (dollars in thousands)
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At March 31, 2000, the consolidated assets of the Company totaled $171.7 million, a decrease of $2.7 million, or 1.53%, as compared with the Company's total assets at June 30, 1999.

Real estate held for investment, net of accumulated depreciation, increased $3.8 million, or 4.07%, from $92.4 million at June 30, 1999 to $96.2 million at March 31, 2000. The increase in real estate held for investment, net of accumulated depreciation at March 31, 2000, as compared with the balance at June 30, 1999, is primarily due to asset fundings for capital improvements and/or developmental activities of $6.3 million, partially offset by reductions in carrying value attributable to unit sales of $800,000 and depreciation charges of $1.7 million.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), remained unchanged at March 31, 2000, from the balance of $2.0 million at June 30, 1999. The balance categorized as real estate held for disposal at March 31, 2000 are apartment units and 1-4 family housing units which are expected to be sold within the next twelve months.

During the quarter ended March 31, 2000, the Company and HSBC entered into an asset swap and purchase agreement, whereby the Company exchanged its interests in four subordinated participation and two junior subordinated participation loans with a total net book value of $3.2 million and cash in the amount of $4.8 million for a loan held by HSBC in the amount of $11.1 million. As a result of this transaction during the quarter ended March 31, 2000, the Company recognized contingent participation revenues of $2.4 million and, in addition, the Company received $700,000 in previously unaccrued loan interest related to the junior subordinated participation loans.

Total loans secured by real estate declined $21.3 million, or 39.67%, from $53.7 million at June 30, 1999 to $32.4 million at March 31, 2000. The $21.3 million decline in loans secured by real estate, during the nine months ended March 31, 2000, was primarily attributable to the full satisfaction of ten loans, totaling $31.9 million, for which losses on the satisfaction of loan assets in the amount of $841,000 and gains related to realization of contingent participation revenues in the amount of $2.4 million were recognized in the nine months ended March 31, 2000. In addition to the $31.9 million reduction in loans secured by real estate attributable to the satisfaction of loans, the balances in these loans were reduced by an additional $500,000 due to the effects of normal scheduled principal repayments. These reductions in loans secured by real estate were partially offset by the acquisition of a $11.1 million loan from HSBC, which took place in the quarter ended March 31, 2000 as part of the HSBC asset swap transaction. The loan acquired from HSBC is secured by a New York City apartment complex.

Commercial and consumer loans totaled $9.1 million at March 31, 2000, a decrease of $1.2 million, or 11.66%, from the June 30, 1999. This decrease was primarily the result of the satisfaction of a single non- performing loan for a combination of cash and an irrevocable letter of credit totaling $1.5 million in the quarter ended December 31, 1999 and the effects of normal amortization and repayment of individual loans in the portfolio. The irrevocable letter of credit received was in the amount $1 million, which bears interest at a rate of 8%, and will be redeemed for cash in $500,000 increments in December 2000 and December 2001. Prior to the satisfaction of this non-performing loan, the carrying value of the loan was $1.1 million, net of a specific reserve of $1.1 million. As a result of this $1.5 million satisfaction, the Company reduced its recorded balance in commercial and consumer loans by a net $1.2 million and its allowance for possible credit losses related to commercial and consumer loans by $1.1 million. In addition, as a result of this transaction, the Company recorded a gain on the satisfaction of loan assets in the amount of $429,000 during the quarter ended December 31, 1999.

The Company's allowance for possible credit losses decreased by $4.8 million, or 26.23%, from $18.2 million at June 30, 1999 to $13.4 million at March 31, 2000. The decrease resulted from chargeoffs for asset disposition transactions previously provided for at June 30, 1999. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At March 31, 2000, the allowance for possible credit losses was 32.27% of loans outstanding, as compared to 28.36% at June 30, 1999.

Cash, due from banks and cash equivalents increased by $18.5 million, or 125.45%, from $14.8 million at June 30, 1999 to $33.3 million at March 31, 2000. Total operating revenues and available asset sales proceeds exceeded asset fundings and the amounts paid out for operating expenses, resulting in the increase in unrestricted cash during the nine months ended March 31, 2000 of approximately $12.2 million. In addition, restricted cash totaling approximately $5.8 million was released to unrestricted cash by HSBC during the nine months ended March 31, 2000.

At March 31, 2000, HSBC had restricted a total of approximately $7.5 million in funds, held on deposit at HSBC, in accordance with the terms of the modified Facility agreements, which became effective in January 2000. HSBC had restricted approximately $13.4 million at June 30, 1999 under the terms of the Branch Sale and Facility agreements dated June 28, 1996. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC was intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility was reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

The carrying amount of the Company's Increasing Rate Junior Subordinated Notes due 2006 increased $1.1 million, or 9.76%, to $12.5 million at March 31, 2000 from $11.4 million at June 30, 1999. This increase was primarily due to the addition of $994,000 in accrued interest payable to the principal balance of the Subordinated Notes during the nine months ended March 31, 2000.

Other liabilities totaled $13.0 million at March 31, 2000, a decrease of $3.0 million, or 18.53%, from the June 30, 1999 balance of $16.0 million. The decline in other liabilities during the nine months ended March 31, 2000 was primarily the result of payments made to HSBC, various service providers and to governmental authorities for state income and franchise taxes in excess of required expense and liability accruals for the nine month period. The decline in other liabilities over this nine month period is consistent with a general reduction in other operating expenses incurred by the Company. See "Results of Operations," below.

During the nine months ended March 31, 2000, total stockholders' equity increased by $1.1 million, or 1.15%, to $97.6 million, as compared with $96.5 million at June 30, 1999. This increase was due to the net income for the nine months ended March 31, 2000 in the amount of $1.1 million and a decrease in the securities valuation account (allowance for unrealized losses on marketable securities) of $34,000.

The following table summarizes the calculation of the Company's book value per share at March 31, 2000 and June 30, 1999.


                                                            March 31,                 June 30,
                                                              2000                      1999
                                                        -----------------         ----------------

Total stockholders' equity                              $      97,625,000         $     96,517,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   23,444,000               23,444,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      74,181,000         $     73,073,000
                                                        =================         ================

Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================

     Book value per share                                 $       10.45              $     10.30
                                                        =================         ================



Results of Operations:

General. The Company reported net income attributable to common shares of $1.6 million, or $0.23 per basic and diluted share, for the three months ended March 31, 2000, an increase of $1.7 million, compared with net a net loss attributable to common shares of $54,000, or $(0.01) per share, for the three month period ended March 31, 1999. The Company reported net income attributable to common shares of $1.1 million, or $0.16 per basic and diluted share, for the nine months ended March 31, 2000, an increase of $505,000, or 75.15% compared with net income attributable to common shares of $638,000, or $0.09 per share, for the nine month period ended March 31, 1999.

The primary reasons for the increase in the Company's net operating results for the quarter ended March 31, 2000, as compared to the same quarter in the previous year, were (1) the realization of $2.4 million in contingent loan participation revenues, (2) the collection of an additional $700,000 in previously unaccrued interest related to the junior subordinated participation loans that were paid in full during the quarter ended March 31, 2000 as part of the asset swap completed with HSBC, (3) the recognition of a $500,000 net gain on settlement of Branch Sale contingencies and the Company's compensating balance interest claims with HSBC, and (4) a reduction of interest expense of $338,000.

Partially offsetting these increases in income and reductions in expense recorded in the quarter ended March 31, 2000, as compared to the same quarterly period in the previous year, were (1) the recognition of a $1.3 million loss on the satisfaction of loan assets in the quarter ended March 31, 2000, as compared with $0 in the quarter ended March 31, 1999, (2) an increase in the provision for state and local income taxes in the amount of $230,000, (3) reductions in interest income (excluding the non-recurring collection of $700,000 in loan interest, sited above) of $295,000, and (4) a reduction of net revenues from rental operations of $169,000.

The primary reasons for the increase in the Company's net operating results for the nine months ended March 31, 2000, as compared to the same nine month period of the previous year, were (1) the realization of $1.4 million in additional contingent loan participation revenues in the nine months ended March 31, 2000, as compared with the nine months ended March 31, 1999, and (3) a reduction of interest expense of $993,000, (3) the collection of an additional $700,000 in previously unaccrued interest related to the junior subordinated participation loans that were paid in full during the quarter ended March 31, 2000 as part of the asset swap completed with HSBC, and (4) the recognition of a $500,000 gain on settlement of Branch Sale contingencies and the Company's compensating balance interest claims with HSBC.

Partially offsetting these increases in income and reductions in expense recorded during the nine months ended March 31, 2000, as compared to the same nine month period in the previous year, were (1) a reduction in the recorded net gain on the sale of real estate of $1.1 million, (2) reductions in interest income (excluding the non-recurring collection of $700,000 in loan interest, sited above) of $868,000, (3) the recognition of an additional $841,000 loss on the satisfaction of loan assets in the nine months ended March 31, 2000, as compared with the nine months ended March 31, 1999, (4) an increase in the provision for income taxes in the amount of $430,000, and (5) a reduction of net revenues from rental operations of $152,000.

Net Rental Operations. For the three months ended March 31, 2000, net rental operations resulted in income of $448,000, a decrease of $169,000, or 27.39%, from $617,000 for the same three month period in the previous year. For the nine months ended March 31, 2000, net rental operations resulted in income of $1.6 million, a decrease of $152,000 from the $1.75 million recorded for the same nine month period in the previous year. The decrease in net rental operating revenue for the three and nine month periods ended March 31, 2000, as compared with the same periods in the previous year, were due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Net Gain on the Sale of Real Estate. Net gain on sale of real estate of $725,000 was realized for the quarter ended March 31, 2000, a decrease of $272,000, or 27.28%, as compared with net income of $997,000 in the quarter ended March 31, 2000. For the quarter ended March 31, 2000, the $725,000 net gain was attributable to sales of apartment units, categorized as real estate held for disposal, in the amount of $1.2 million, for which the gain of $725,000 was recognized.

For the quarter ended March 31, 1999, the $1.0 million in other property income was attributable to the sale of $2.3 million of real estate held, of which $2.1 million related to units in a multi-family apartment complex in New York City for which a net gain in the amount of $1.2 million was recognized and the sale of a condominium unit at another of the Company's multi-family housing projects in New York City for $276,000, for which a gain in the amount of $251,000 was recognized. These realized gains were partially offset by $525,000 in non-recurring expenses resulting from the full satisfaction of certain liabilities related to operations of a New York City property that had been disposed of in prior periods.

Net gain on the sale of real estate was $1.7 million for the nine months ended March 31, 2000, a decrease of $1.0 million, or 38.15%, as compared with a net gain of $2.7 million in the nine months ended March 31, 1999. The $1.7 million net gain was attributable to sales of apartment units, categorized as real estate held for disposal, in the amount of $2.6 million, for which the gain of $1.7 million was recognized.

The $2.7 million in net gain on the sale of real estate recorded in the nine month period ended March 31, 1999 was due to the $1.0 million in gains from sales of real estate recorded during the quarter ended March 31, 1999 (described above) and to the recognition of a gain of $500,000, in the quarter ended September 30, 1998, resulting from the full satisfaction of a junior subordinated participation loan secured by real estate which had been fully reserved for in prior periods. In addition, $1.2 million of the gain related to sales of a New York City shopping center complex during the first six months of the year.

Interest Income. For the three months ended March 31, 2000, total interest income was $1.1 million, an increase of $405,000, or 56.72%, from $714,000 recorded for the same quarter in the previous year. Loan interest increased $371,000, or 62.77%, from $591,000 in the quarter ended March 31, 2000 to
$962,000 for the same quarter in the current year. This increase was due to the collection of $700,000 in previously unaccrued interest related to two contingent loan participations. Without this collection of $700,000 in interest related to contingent loan participations, loan interest income would have been $262,000, a decline of $329,000, or 55.67%, from the $591,000 reported in the same quarter of 1999. This decline in loan interest income is due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

Partially offsetting the decline in loan interest income in the three months ended March 31, 2000 (excluding the $700,000 in interest collected related to contingent loan participations), as compared with the same three month period in the previous year, was an increase in other interest income to $157,000, an increase of $34,000, or 27.64%, in the quarter ended March 31, 2000, as compared with other interest income of $123,000 recorded in the quarter ended March 31, 1999. The increase in other interest income was primarily due to an increase in the average balance of funds held in interest-bearing money market accounts during the quarter ended March 31, 2000, as compared with the same quarter in the previous year.

For the nine months ended March 31, 2000, total interest income was $2.3 million, a decrease of $168,000, or 5.08%, from the $2.4 million recorded for the same nine months in the previous year. Loan interest decreased $195,000, or 9.93%, from $2.0 million in the nine months ended March 31, 1999 to $1.8 million for the same quarter in the current year. This decline in loan interest income is due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity, partially offset by the collection of $700,000 of previously unaccrued interest related to two contingent loan participations. Without the collection of $700,000 in interest related to contingent loan participations, which occurred in the quarter ended March 31, 2000, loan interest income would have been $1.1 million, a decline of $895,000, or 45.57%, from the $2.0 million reported in the same nine month period of 1999.

Partially offsetting the decline in loan interest income in the nine months ended March 31, 2000, as compared with the same nine month period in the previous year, was an increase in other interest income to $503,000, an increase of $27,000, or 5.67%, in the quarter ended March 31, 2000, as compared with other interest income of $476,000 recorded in the quarter ended March 31, 1999. The increase in other interest income was primarily due to an increase in the average balance of funds held in interest-bearing money market accounts during the nine months ended March 31, 2000, as compared with the nine month period in the previous year.

Net Gain on Settlement of Branch Sale Contingencies. On January 31, 2000, the Company entered into settlement agreement with HSBC related to the credit indemnities provided to HSBC in the Branch Sale and claims related to the compensating balance arrangement with HSBC. The terms of the settlement resulted in a net cash gain on settlement of Branch Sale contingencies of $500 thousand, reflected in the results of operations for the three and nine months ended March 31, 2000.

Net Loss on the Satisfaction of Loan Assets. The Company recognized a net loss on the satisfaction of loan assets in the amount of $1.3 million and $0 for the three months ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000 the Company received a final liquidating payment for a non-performing loan secured by an office building located in New York State in the amount of $1.9 million. The non-performing loan had been carried on the books of the Company at $2.1 million, net of applicable reserves. At the time the non-performing loan was liquidated, the Company incurred various costs, primarily associated with property taxes that were due on the loan's collateral, totaling approximately $1.0 million. Accordingly, a total loss of $1.3 million was recorded on this liquidation.

The Company recognized a net loss on the satisfaction of loan assets in the amount of $841,000 and $0 for the nine months ended March 31, 2000 and 1999, respectively. The net loss on the satisfaction of loan assets was the result of a $1.3 million loss taken in the quarter ended March 31, 2000 on the liquidation of a non-performing loan, described above, and a $431,000 gain taken in the quarter ended December 31, 1999 related to the repayment of a single non-performing loan for a combination of cash and an irrevocable letter of credit totaling $1.5 million in the quarter ended December 31, 1999. The irrevocable letter of credit received was in the amount of $1 million, which bears interest at a rate of 8%, and will be redeemed for cash in $500,000 increments in December 2000 and December 2001. Prior to the satisfaction of this non- performing loan, the carrying value of the loan was $1.1 million, net of a specific reserve of $1.1 million. As a result of this $1.5 million satisfaction, the Company reduced its recorded balance in commercial and consumer loans by a net $1.2 million and its allowance for possible credit losses related to commercial and consumer loans by $1.1 million.

Contingent Loan Participation Revenues. The Company recorded contingent participation revenues of $2.4 million and $0 in the three months ended March 31, 2000 and 1999, respectively. During the quarter ended March 31, 2000, the Company received payments totaling $2.4 million in full satisfaction of two loan participations that had been subordinated to HSBC's priority claims on all of the proceeds associated with these loans. The loans had been fully reserved for on the Company's books prior to their repayment. In addition, the Company received approximately $700,000 in unaccrued interest income related to these loans. This additional loan income was included in total interest income for the quarter ended March 31, 2000 (see "Interest Income," above).

The Company recorded contingent participation revenues of $2.4 million and $1 million in the nine months ended March 31, 2000 and 1999, respectively. During the nine months ended March 31, 2000, the Company received payments totaling $2.4 million in full satisfaction of two loan participations, described above. During the quarter ended September 30, 1998, contingent loan participation revenues of $1.0 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior subordinated participation loan had been sold to HSBC on June 28, 1996 in connection with the Branch Sale. A total of $1.0 million, representing a portion of the subordinated participation loan and the full amount of the junior participation loan had been reserved for at the time of the Branch Sale.

At March 31, 2000, the Company no longer had any interests in any participation loans with either HSBC or any other business entity.

Interest Expense. During the three months ended March 31, 2000, the Company recorded interest expense in the amount of $847,000, a decline of $338,000, or 28.52%, as compared with interest expense of $1.2 million in the same quarter of the previous year. Interest expense for borrowed funds declined $370,000, or 47.28%, from $928,000 in the quarter ended March 31, 1999 to $558,000 for the same quarter in the current year.

During the nine months ended March 31, 2000, the Company recorded interest expense in the amount of $2.6 million, a decline of $993,000, or 27.33%, as compared with interest expense of $3.6 million in the same nine month period of the previous year. Interest expense for borrowed funds declined $1.6 million, or 47.28%, from $3.3 million recorded in the nine months ended March 31, 1999 to $1.7 million recorded in the same nine month period of the current year. This decline in interest expense on borrowed funds was partially offset by the recognition of $879,000 in interest expense in the nine months ended March 31, 2000 related to the Company's Increasing Rate Junior Subordinated Notes due 2006, which were initially issued on December 30, 1998. Accordingly, nine months of interest on the Subordinated Notes was recognized during the nine months ended March 31, 2000, as compared with three months of interest during the nine month period ended March 31, 1999.

Interest expense paid on borrowed funds declined in the three and nine months ended March 31, 2000, as compared with the same three and nine month periods ended March 31, 1999 as the result of declines in the average amount borrowed by the Company from HSBC and reductions in the interest rate paid by the Company on borrowed funds, under the renegotiated terms of the Facility.

During the three months ended March 31, 2000, the Company borrowed an average of $49.6 million, a decline of $19.2 million, or 27.8%, as compared with average borrowings of $68.8 million during the three month period ended March 31, 1999. During the nine months ended March 31, 2000, the Company borrowed an average of $50.1 million, a decline of $18.7 million, or 27.2%, as compared with average borrowings of $68.6 million during the nine month period ended March 31, 2000. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 2000, primarily funded by asset sales and loan repayments.

The average interest rate paid to HSBC on borrowed funds was 4.50% and 4.69% for the three and nine months ended March 31, 2000, respectively, as compared to 5.40% and 6.48%, respectively, for the same three and nine month periods of the previous year. The decline in rates paid to HSBC in the three and nine month periods ended March 31, 2000, as compared with the same periods in the previous year, was primarily due to a renegotiation of the Company's interest rate with HSBC. Under the terms of the renegotiated interest rate agreements with HSBC, which became effective October 1, 1998, the Company receives interest rate reductions for borrowed funds, calculated using a formula that considers certain compensating balances held in bank accounts with HSBC. The interest expense rate reductions received under the new rate schedule agreement with HSBC are in lieu of interest income that had been earned on those deposited funds.

Other Expenses. During the quarter ended March 31, 2000, the Company recorded total other expenses in the amount of $1.1 million, an increase of $14,000, or 1.30%, as compared with the same quarter of the previous year. During the nine months ended March 31, 2000, the Company recorded total other expenses in the amount of $3.1 million, a decrease of $199,000, or 5.98%, as compared with other expenses of $3.3 million in the same nine month period of the previous year. Other expenses decreased in the nine months ended March 31, 2000, as compared with the nine months ended March 31, 1999, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the three and nine months ended March 31, 2000, the Company accrued $657,000 and $2.0 million, respectively in fees payable to the Management Company, of which $78,000 and $269,000, respectively, related to fees incurred for the successful disposition of assets. During the three and nine months ended March 31, 1999, the Company accrued $626,000 and $2.0 million, respectively in fees payable to the Management Company, of which $13,000 and $120,000, respectively, related to fees incurred for the successful disposition of assets.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated currently payable federal income tax liabilities through March 31, 2000. The

Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and nine months ended March 31, 2000, the Company recorded a net provision for income taxes of $348,000 and $711,000, respectively. During the three and nine months ended March 31, 1999, the Company recorded a net provision for income taxes of $118,000 and $432,000, respectively. Income taxes recorded by the Company primarily reflect the effects of operations on its current state and local income tax liability at March 31, 2000 and 1999, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses and development costs related to certain real estate projects.

At March 31, 2000 the Company had $48.6 million in borrowed funds outstanding under the Credit Facility (the "Facility") provided by HSBC Bank. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The HSBC Facility is secured by a first lien on two properties, certain cooperative shares and a restricted cash collateral account (the Special Collateral) in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions.

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's unrestricted cash of $29.4 million, from $36.9 million at December 31, 1999 to $7.5 million at March 31, 2000.

The HSBC Facility has an annual interest rate equal to the Prime lending rate, or the three-month London Interbank Offered Rate (LIBOR) plus 2%, at the option of the Company. Notwithstanding the foregoing, interest on the Facility shall accrue at 2% per annum on the portion of the outstanding Facility balance that is equal to the combined balances of the Special Collateral account and unrestricted funds that remain on deposit with HSBC.

The Company will make monthly payments to HSBC of interest, as calculated according to the formula outlined above, and scheduled principal reductions based on a hypothetical loan amount of $34.8 million. Minimum scheduled principal reduction payments under this provision of the Facility agreement approximate $800,000 per year.

The Company seeks to maintain liquidity, in the form of unrestricted cash, within a range of 5% to 10% of total assets. At March 31, 2000, the Company's liquidity ratio, as so defined, amounted to 19.4%, which exceeded the minimum requirements of the targeted maintenance range.


Recent Accounting Developments

From time to time the Financial Accounting Standards Board ("FASB") adopts accounting standards (generally referred to as Statements of Financial Accounting Standards, or "SFASs") which set forth required generally accepted accounting principles. Set forth below is a description of certain of the accounting standards recently adopted by the FASB which are relevant to financial institutions such as the Company.FASB Interpretation No. 43, "Real Estate Sales," interprets and amends Statement of Financial Accounting Standards No. 66 (SFAS-66), "Accounting for Sales of Real Estate." FASB Interpretation No. 43 states that the sales recognition criteria of SFAS-66 should apply to land and physical structures attached to the land (for instance, property improvements or integral equipment such as manufacturing facilities) that cannot be removed and used separately without incurring significant cost. FASB Interpretation No. 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Management has evaluated the provisions of this Interpretation and has concluded that the adoption of this Interpretation will have no material effect on the Company's results of operations and financial condition.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 draws upon existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules did not address. SAB No. 101 is effective for all fiscal years beginning after December 15, 1999. Management has evaluated the provisions of the SAB and has concluded that the adoption of this Statement will have no material effect on the Company's results of operations and financial condition.


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


Impact of Year 2000

The company sustained no significant operational problems, or material financial effects, associated with the impact of the Year 2000 on the processing of date sensitive information by its computerized information systems. Due to (i) the limited number of assets managed by the Company, (ii) the limited scope of the Company's continuing operations and (iii) that all accounting software used by the Company is maintained and supported by a third party all of the Company's costs of assessment, and where necessary, remediation were immaterial to the reported operating results of the Company.


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

The Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $486,000 increase in interest expense based on approximately $48.6 million outstanding at March 31, 2000. See Note 16, "Borrowed Funds," contained within the Consolidated Financial Statements dated June 30, 1999.

In addition,  the Company has issued $12.49  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 27, "Preferred Stock Exchange Offer" and Note 28, "Increasing Rate Junior Subordinated Notes," contained within the Consolidated Financial Statements at June 30, 1999.

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

None.


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Securities Holders

None.


Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits


          Exhibit Number            Description
          --------------            ------------

          27.1                      Financial Data Schedule

(b)       Reports on Form 8-K

          During the fiscal quarter ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

          None.

                                    SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RB ASSET, INC.
                                      (Registrant)


Date: May 12, 2000          By: /s/ Nelson L. Stephenson
      ------------              -------------------------

                                Nelson L. Stephenson
                                President and Chief Executive Officer (principal executive and principal financial officer)