Form 10-K
period 2000-06-30
RB ASSET INC
filed 2000-09-08
CIK 1047958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period From                 To
                                   ---------------    -------------------------

                       Commission file number 333 - 38673

                                 RB ASSET, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                       13-5041680
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York                   10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Company's telephone number, including area code:   (212)  848-0201
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of August 16, 2000, there were 7,100,000 shares of Common Stock of the registrant issued and outstanding, of which 2,826,693 shares were held by all directors and principal officers. Mr. Alvin Dworman, the largest single holder of the registrant's Common Stock, held 2,822,693 shares at August 16, 2000.

The Common Stock of the Company is traded in limited and sporadic transactions in the inter-dealer over-the counter market, and bid and ask price quotations are periodically available from the NASD Bulletin Board. Available quotations reflect inter-dealer prices, without retail mark-up markdown or commission and may not necessarily represent actual trading transactions and the availability of quotations should not be considered an indication of the existence of an established active and liquid market.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                                 RB ASSET, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                       THE FISCAL YEAR ENDED JUNE 30, 2000


                                TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
PART I
     Item 1.   Business  .................................................................      3
     Item 2.   Executive Offices and Other Properties.....................................     13
     Item 3.   Legal Proceedings..........................................................     13
     Item 4.   Submission of Matters to a Vote of Security Holders........................     14

PART II

     Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters ......     15
     Item 6.   Selected Consolidated Financial Data.......................................     15
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations ........................................................     19
     Item 7(a) Quantitative and Qualitative Disclosures about Market Risk ................     37
     Item 8.   Consolidated Financial Statements and Supplementary Data...................     38
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................................     38
PART III
     Item 10.  Directors and Principal Officers of the Registrant.........................     39
     Item 11.  Executive Compensation.....................................................     42
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.............     43
     Item 13.  Certain Relationships and Related Transactions.............................     45

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............     48


SIGNATURES................................................................................     50
CONSOLIDATED FINANCIAL STATEMENTS.........................................................    F-1
FINANCIAL STATEMENT SCHEDULES.............................................................   F-34
EXHIBIT INDEX.............................................................................    E-1

                                     PART I
ITEM 1

                                    BUSINESS
General

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the fiscal year ended June 30, 2000.

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

Following the Branch Sale, the Company engaged RB Management Company, LLC (the "Management Company") to manage its operations on a day-to-day basis, including developing and recommending strategies to the Company's Board of Directors regarding the ongoing management of assets. The Management Company is a privately-owned entity that was newly formed in June 1996 and is controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. See "Management."

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $48.3 million at June 30, 2000.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through June 30, 2000. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The HSBC Facility is secured by a first lien on two properties, certain cooperative shares and a restricted cash collateral account (the "Special Collateral") in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of
dividends  on  the   Company's   Preferred   Stock  as  well  as  other  capital
transactions.

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's restricted cash of $29.4 million, from $36.9 million at June 30, 1999 to $7.5 million at June 30, 2000.

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and is presently required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

During the fiscal year ended June 30, 2000, the Company reported net income applicable to common shares of $449,000 or $0.06 per share. Significant factors contributing to the Company's fiscal 2000 operating results include rental income from real estate operations of $15.3 million, realization of contingent participation interest and gains on the sale of real estate of $2.4 million and $1.8 million, respectively, and a gain on the sale of branch contingencies in the amount of $500,000. Partially offsetting these income items were real estate property and maintenance expenses of $10.7 million, other operating expenses of $4.2 million, depreciation expenses of $2.3 million, a loss on the satisfaction of loan assets of $841,000, a net interest loss (interest expense on borrowed funds in excess of interest income from loan assets), after provision for possible credit losses, of $818,000 and provisions for income taxes of $651,000.


Real Estate Assets

At June 30, 2000, the Company held total real estate assets with a book value (net of applicable reserves) of $102.8 million, which represented approximately 59.1% of the Company's total assets on that date.

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

Real Estate Held for Disposal. This category is represented by assets for which marketing activities are underway with a goal of consummating a sale within one year. Real estate held for disposal may include entire real estate properties held for disposal or separately saleable portions of properties, generally described as Assets Held for Inventory. The Assets Held for Inventory category primarily consists of co-operative apartment shares and condominium units. The Company intends to sell such assets on a unit-by-unit basis in as expedient a manner as possible. Marketing and sales activities are underway for this category of assets. The portion of such real estate asset expected to be sold within one year have been categorized as real estate held for disposal at June 30, 2000.

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

Loans Secured by Real Estate. At June 30, 2000, the Company's loans secured by real estate consist of performing and non-performing loans secured by multi-family residential properties. The Company's multi-family residential loans consist primarily of loans secured by rental apartment buildings, unsold condominium units, cooperative apartment buildings and unsold shares secured by cooperative apartments. Multi-family residential loans may involve a substantial risk of loss due to, among other things, the potentially negative effects of changes in either property-specific or general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values.

The terms of the Company's multi-family residential real estate loans are most commonly five to ten years. Certain of these loans have options to extend the term of the loan at interest rates which may be fixed or adjusted upward for one, or in certain instances two, additional five-year periods. These loans include amortizing loans which require the monthly payment of interest and principal. The amortization period for the payment of principal on such loans generally is 20 to 30 years, with balloon payments of the remaining principal amount due upon the maturity of the loan. The Company's commercial real estate loans also were frequently made on an interest-only basis, with the payment of the entire principal amount due at maturity. The multi-family residential loans included in the Retained Assets are nearly all fixed interest rate loans.

Performing Loans Secured by Real Estate. Performing loans secured by real estate at June 30, 2000 consist of loans secured by multi-family and single-family residential loans which are wholly-owned by the Company. Approximately $17.9 million, or approximately 10.3% of the Company's total assets, are categorized as performing loans secured by real estate as of June 30, 2000.

Non-Performing Loans Secured by Real Estate. Non-performing loans consist of multi-family residential, commercial real estate, commercial business loans and student loans. Non-performing loans are those loans which have been placed on non-accrual status. The Company generally places a loan which is delinquent 90 days or more on non-accrual status unless it is well secured and, in the opinion of management, collection appears likely. In addition, the Company may place a loan on non-accrual status even when it is not yet delinquent 90 days or more if the Company makes a determination that such loan is not collectible. When loans are placed on non-accrual status, any accrued but unpaid interest on the loan is reversed and future interest income is recognized only if actually received by the Company and collection of principal is not in doubt. Approximately $14.5 million, or approximately 8.3% of the Company's assets, are comprised of loans categorized as non-performing as of June 30, 2000 and are all currently on non-accrual status.

Real Estate Loan Portfolio Composition. Tables that set forth information concerning the Company's loans secured by real estate portfolio at the dates indicated are included in a separate section of this annual report on Form 10-K. See also "Financial Statement Schedules" for more detailed information with respect to the Company's loans secured by real estate.

Origination and Repayment of Loans. During the fiscal years ended June 30, 2000, 1999 and 1998, the Company advanced funds only to fund continuing construction involving a limited number of loans and investments in real estate. The multi-family residential and commercial real estate loans originated by the Company in recent periods have been primarily in connection with the restructuring/refinancing of existing loans and loans to facilitate the sale of investments in real estate. Originations and loan repurchases from HSBC were $11.1 million, $0 and $471,000 in the years ended June 30, 2000, 1999 and 1998, respectively. Repayments of loans were $32.4 million, $5.5 million and $26.3 million in the years ended June 30, 2000, 1999 and 1998, respectively.

Concentrations of Loans Secured by Real Estate by Loan and by Borrower. At June 30, 2000, the Company's loans secured by real estate portfolio included two loans aggregating $31.3 million with principal amounts greater than $10.0 million.

Real Estate Projects Under Development. At June 30, 2000 and 1999, the Company held three real estate assets currently under development. Two of the projects currently under development are multi-family residential projects and the remaining project is a three-building office complex in Atlanta, Georgia. See also "Consolidated Financial Statements- Note 11."

At June 30, 2000 the multi-family residential real estate projects under development consisted of two adjacent parcels of land located in the Bronx, New York (the "Bronx Projects"). On that date, the Company's remaining investment in the Bronx Projects totaled $15.6, including $11.3 million for one site ("Site One") and $4.3 million for a second site ("Site Two"). The Bronx Projects represent ownership and development rights for each of the parcels of land and the Company's investment in construction in process, which has commenced for both sites. Prior to June 30, 1998, development of the first phase of Site One, involving the construction of 84 condominium units, was completed and all units were sold. The remaining tracts of Site One were vacant on June 30, 1999 and 2000.

During October 1999, the Company, through a newly formed subsidiary, RB Castle Hill Corp. formed a joint venture with an unrelated development company to complete the development of Site Two. The new joint venture company will be owned in equal proportions by RB Castle Hill Corp. and the unrelated joint venture partner. Under the terms of the joint venture partnership, the Company will sell the land in Site Two, which consists of approximately 143 home sites, in not more than six phases. Due to site and existing utility parameters, the land sell phases will range in size from 14 to 40 homesites. Land will be transferred according to a benchmark schedule which provides for each transferred phase to be 80% presold with bona fide contracts before a subsequent phase can be acquired. The release price for each homesite will be $40,000. In addition, the Company may contingently receive a portion of the final sales price for each two-family home at a rate equal to 50% of the amount the home is sold for in excess of an agreed upon base price. Certain expenses related to the development of the site in preparation for the construction of the residential units will be borne equally by the Company and its' joint venture partner. Site Two was vacant on June 30, 1999 and 2000, but significant developmental efforts have commenced at June 30, 2000.

In addition to the two multi-family real estate projects under development, described above, the Company was also actively developing two buildings within a three-building office complex located in Atlanta, Georgia. The fair value of this asset at June 30, 2000 was $19.0 million. It is anticipated that this development project will be fully completed by June 30, 2001 and that the buildings under development will be fully occupied by that date. In order to facilitate the development of this project, the Company has obtained a $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by the two buildings under development within this office complex. At June 30, 2000, approximately $3.7 million had been advanced under the Construction Loan.

The Company also retained an interest in one residential unit within its substantially completed multi-family residential development project located in Wayne, New Jersey. The fair value of this residential unit, which will be offered for sale at a future date, was $185,000 at June 30, 2000.

Other Joint Ventures. At June 30, 2000 and 1999, the Company held one investment in a joint venture project, totaling $1.5 million. This joint venture project is a shopping center located in Escondido, CA. Thirty-five percent of the joint venture is owned by the Company. At June 30, 2000, the Company did not have any material amounts left to be funded pursuant to legally binding commitments relating to the joint venture, except certain ongoing operating expenses and limited amounts of capital investment. Failure by the Company or its joint venture partner to fund operating expenses, in the event that the underlying property does not generate sufficient cash flow to meet its operating costs, could result in the loss of the asset.


Other Assets

Cash, Due from Banks and Cash Equivalents. Included in cash, due from banks and cash equivalents at June 30, 2000, are approximately $2.5 million in funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 2000, HSBC had restricted a total of $7.5 million in funds, held on deposit with HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. At June 30, 1999, HSBC had restricted a total of approximately $13.4 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which were pledged as primary or additional collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility until the Company and HSBC negotiate the application or other use of the funds in accordance with the Company's Asset Management Plan and the terms of the HSBC Facility agreements. On October 1, 1998, a modification of the Company's loan agreements with HSBC became effective. This loan modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. See "Sources of Financing."

Investment Securities. The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.



                                                                 June 30,
                                                     -------------------------------------
                                                     2000              1999           1998
                                                     ----              ----           ----
                                                                   (In Thousands)

     Securities:
      Marketable Equity Securities                 $    2,298          $    2,298         $    2,298
      Valuation allowance under
               SFAS No. 115                            (1,128)             (1,004)              (926)
                                                   ----------          ----------         -----------
         Total Investment Securities, net (1)      $    1,170          $    1,294         $    1,372
                                                   ==========          ==========         ==========


(1) At June 30, 2000, 1999 and 1998, all of the Company's investment securities were classified as available for sale and carried at market value in accordance with SFAS-115. See Note 1 to the Consolidated Financial Statements.

At June 30, 2000, the Company's investment in common stock was comprised of investment in the common stock of one corporate issuer. The Company held no debt securities as of June 30, 2000, 1999 and 1998. For additional information relating to the Company's investment securities, see Note 7 to the Consolidated Financial Statements.

Commercial Business and Consumer Loans. The Company has been actively collecting proceeds related to the portfolio of commercial business and consumer loans, which have been reduced to a total of $7.2 million at June 30, 2000. During the year ended June 30, 2000, the Company's portfolio of consumer loans was paid in full. Commercial business and consumer loans totaled $10.3 million at June 30, 1999 and consisted of $8.4 million of commercial business loans, net of provision for possible credit losses, and $1.9 million of consumer loans at that date. Of the $7.2 million in commercial business loans $6.2 million, or 86.1%, was classified as non-performing and maintained on non-accrual status.

The Company's commercial business loans previously consisted primarily of loans which involved the buy out, acquisition or recapitalization of an existing business (including management buy outs and corporate mergers and acquisitions). Such loans involved a high degree of risk in their origination since such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. At June 30, 2000, $6.2 million of the Company's commercial business loans had fixed rates of interest and stated maturities greater than five years.

Other assets. The Company held other assets equal to $2.4 million and $3.1 million at June 30, 2000 and 1999, respectively. At June 30, 2000, other assets were primarily composed of accrued interest receivable, net of interest reserves, and other prepaid assets. At June 30, 1999, other assets were primarily composed of deposits securing asset sale recourse claims, accrued interest receivable, net of interest reserves, and other prepaid assets. The decrease in other assets of approximately $700,000 from June 30, 1999 to June 30, 2000 was primarily attributable to the collection of various receivable balances related to subsidiary operations during fiscal 2000. See Note 13 to the Consolidated Financial Statements.


Sources of Financing

Initial Facility with HSBC: The closing of the Branch Sale was conditioned upon the Company's obtaining financing with terms reasonably acceptable to the Company and determined to be adequate to permit consummation of the Branch Sale. At June 28, 1996, the Company obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed of $100.0 million. As of June 30, 1996, HSBC had extended $89.8 million under the Facility to the Company.

Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to HSBC, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts which are equal to 60% and 30% of the original aggregate amount of the Facility and remaining fully current on all obligations and in compliance with all covenants. The Company remained current on all obligations and remained in compliance with all covenants related to the Facility. Accordingly, the agreement was extended by mutual agreement between the Company and HSBC in June 1999 through June 30, 2000.

The Facility was secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by HSBC and collateral assignments of first priority mortgages held by the Predecessor Bank (the "Primary Collateral"). Each of the loans was cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan was also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to HSBC all of the cash flow from the Primary Collateral and the Additional Collateral. Substantially all net proceeds from the sale of Primary Collateral assets by the Predecessor Bank and, later, the Company, were applied to the prepayment of the Facility.

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

The terms of the Facility agreement required that while any amounts remain outstanding under the Facility, the Company must receive HSBC's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.

On October 1, 1998, a modification of the loan agreement between HSBC and the Company became effective. This modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of this modification the average interest paid to HSBC declined from approximately 8.17% in 1998 to 6.53% in 1999 and declined further to 4.89% in 2000. The decline in the effective interest rate paid to HSBC for the facility in 2000, as compared with 1999, was also partially attributable to a refinancing of the Facility which took place in January 2000 (see below).

Refinanced Facility with HSBC. On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The Facility is secured by a first lien on two properties, certain cooperative shares in a third property and a restricted cash collateral account (the "Special Collateral") in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions.

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's restricted cash of $29.4 million, from $36.9 million at June 30, 1999 to $7.5 million at June 30, 2000.

Under the terms of the modified agreement, the Facility currently is subject to a an annual interest rate equal to the Prime lending rate, or the three-month London Interbank Offered Rate (LIBOR) plus 2%, at the option of the Company. Notwithstanding the foregoing, interest on the Facility shall accrue at 2% per annum on the portion of the outstanding Facility balance that is equal to the combined balances of the Special Collateral account and the portion of unrestricted funds that remain on deposit with HSBC.

At June 30, 2000, the Company had $48.3 million in borrowed funds outstanding under the Facility. The Company will make monthly payments to HSBC of interest, as calculated according to the formula outlined above, and scheduled principal reductions based on a hypothetical loan amount of $34.8 million. Minimum scheduled principal reduction payments under this provision of the Facility agreement approximate $800,000 per year.

Construction Loan Facility. In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At June 30, 2000, approximately $3.7 million had been advanced under the Construction Loan. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000, which has been added to the outstanding balance of the Construction Loan and has also been accounted for as an addition to the Company's investment in the office complex project.

Borrowed Funds Summary. The following table sets forth certain information concerning the Company's borrowed funds at the dates indicated (in thousands).


                                                                June 30,
                                                  ------------------------------------
                                                  2000            1999          1998
                                                  ----            ----          ----

     HSBC Facilities                              $  48,327      $  50,557      $  60,557
     Secured by Loans Sold with Recourse               --             --            8,203
     Construction financing (Bank of
     America)                                         3,706           --             --
                                                  ---------      ---------      ---------

                                                  $  52,033      $  50,557      $  68,760
                                                  =========      =========      =========

For additional information relating to the Company's borrowed funds, see Note 14 to the Consolidated Financial Statements.

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


Employees

At  June  30,  2000,   the  Company  had  two   employees  who  are  engaged  in
administrative duties. See "Directors and Principal Officers of the Registrant."


Taxation

Certain Tax Attributes. As of June 30, 2000, the Company had recorded a gross deferred tax liability of approximately $29.9 million in its consolidated financial statements. Also, as of June 30, 2000, the Company had recorded a gross deferred tax asset of approximately $78.1 million, primarily attributable to net operating loss carry forward attributes ("NOLs") of approximately $105.6 million, reserves for loan losses and real estate valuation allowances of approximately $9.3 million and general business and alternative minimum tax credits of approximately $9.3 million. The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of losses in recent fiscal years and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Company believes will more likely than not be realized. Accordingly, neither a net overall liability nor a net overall asset was reflected in the Company's consolidated financial statements. The tax attributes associated with the deferred tax assets have not been reviewed or approved by the IRS. As described further below, the Equity Offering and related transactions may have adversely affected the ability of the Company to realize its deferred tax assets, with the effect that the Company would have an overall net deferred tax liability and concomitant reduction to its stockholders' equity. As a result, the Company could be subject to substantial increased out-of-pocket tax expenditures.

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

As of June 30, 2000, the Company had four existing tax attributes which could be used to reduce federal tax liabilities in the current and future years. These are its passive activity loss carry forwards and credits, net operating loss
(NOL) carry forwards, and general business and alternative minimum tax credits, each of which is discussed below and in Note 17 to the Consolidated Financial Statements.

At June 30, 2000, the Company had suspended passive activity losses for federal income tax purposes of approximately $2.3 million and suspended passive activity credits (consisting of rehabilitation tax credits) which it has not been able to utilize in prior periods and are subject to substantially similar limitations, of approximately $5.5 million. In addition, tax credits of $555,000, and $784,000, were generated in 1995 and 1994, respectively, and are considered non passive. This credit is primarily attributable to the Company's investment in the rehabilitation of an historic multi-family residential project located in Philadelphia, Pennsylvania. See Note 17 to the Consolidated Financial Statements for additional information. The primary source of the Company's "passive" losses has been from losses incurred by subsidiaries of the Company in real estate joint ventures, and certain losses incurred by the Company in connection with real estate acquired through foreclosure. "Passive" losses from these sources may be deducted against the Company's "active income" other than its "portfolio income." For tax years in which the Company is considered to be "closely held" within the meaning of the Code, passive activity losses and credits in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income and liabilities from passive activities or from an active trade or business in future years, or will generally be fully deductible (but not creditable) upon a complete disposition of the underlying passive activity. These tax credits are only utilizable against tax liability which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carry forwards have been utilized.

The passive activity loss limitations applied to the Company in prior years because the Company was considered to be "closely held" within the meaning of the passive activity loss limitation rules set forth in the Code. The Company was previously considered to be "closely held" for this purpose because more than 50% of the value of its outstanding stock was owned, directly or indirectly, by or for not more than five individuals. The determination of stock ownership for the purposes of the passive activity loss limitation rules differs from the requirements of Section 382 of the Code with regard to the ownership of certain preferred stock (see Note 17 to the Consolidated Financial Statements). As a result of the Equity Offering, the Company believes that it is not "closely held" for purposes of the passive activity loss rules following consummation of the Offering notwithstanding the absence of the occurrence of an "ownership change" for purposes of Section 382 of the Code. The passive activity loss limitation rules will continue to apply to losses and credits from any preceding period during which the Company was "closely held," but current losses and credits are not subject to treatment as passive activity losses.

At June 30, 2000, the Company had NOL carry forwards for federal income tax purposes of approximately $105.6 million. The Company's NOLs may be carried forward 15 or 20 years and will expire in 2006 through 2020.

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

At June 30, 2000, the Company had an alternative minimum tax credit carry forward of approximately $2.5 million for federal income tax and financial reporting purposes attributable to alternative minimum taxes paid in prior periods. This tax credit is only utilizable against regular tax liabilities which would otherwise be incurred, and, accordingly, can not be used until after the available deductible loss carry forwards have been utilized.

The Company's federal income tax returns have been audited or closed without audit by the IRS through its 1996 taxable year. For additional information regarding Federal tax matters, see Note 17 to the Consolidated Financial Statements.

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

The Company files a combined New York State franchise tax return with several of its currently active subsidiaries that do business in New York. The Company's New York State tax returns have either been audited or closed without audit by the New York State Department of Taxation and Finance through its 1991 taxable year.

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

ITEM 2


                     EXECUTIVE OFFICES AND OTHER PROPERTIES

During the year ended June 30, 1996 the Company terminated all remaining lease obligations involving properties and executive offices. The Company is no longer obligated under any material amounts of non-cancelable operating leases. During 2000, the Company paid rent in an aggregate amount that was not material to its financial statements.


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

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998 which was argued before the court on March 23, 1999. The court issued its decision on December 2, 1999. The court granted in part the Company's motion and dismissed the causes of action based upon fraudulent conveyance, breach of fiduciary duty, breach of duty of disclosure and ultra vires acts and ordered the remainder of the Action to continue. Both the Plaintiffs and the Defendants have completed discovery and filed motions for summary judgement on June 29, 2000. The motions remain pending before the court.

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

ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS

Not Applicable.

PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common Stock - The Common Stock of the Company is traded in limited and sporadic transactions in the inter-dealer over-the-counter market, and bid and ask price quotes are periodically available from the NASD Bulletin Board. Available quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual trading transactions and the availability of quotations should not be considered an indication of the existence of an established active and liquid market. Neither the Company nor the Predecessor Bank have declared dividends on their respective common stock. See "Consolidated Financial Statements - Note 16".

ITEM 6
                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in Thousands, Except Per Share Data)

The following table sets forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. The data at June 30, 2000, 1999, 1998, 1997 and 1996 and for the years ended June 30, 2000, 1999,
1998,  1997 and 1996,  have been  derived from  audited  consolidated  financial
statements  of  the  Company,   including  the  audited  Consolidated  Financial
Statements and related Notes included elsewhere herein and other schedules prepared for item 6 of this document. The selected consolidated financial and other data set forth below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included in the Consolidated Financial Statements and related Notes, included elsewhere herein.


----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Fiscal Year Ended June 30,
                                                                 -------------------------------------------------------
                                                            2000           1999           1998           1997           1996
                                                            ----           ----           ----           ----           ----
                                                                           (Dollars in thousands except per share data)
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (1):
Total assets                                           $  173,781     $  174,406      $  190,910      $ 211,659    $  285,478


Real estate held for investment                            99,321         92,438          82,835         84,102          --
Real estate held for disposal, net                          2,000          2,000           3,650         13,247          --
Investments in real estate, net (3)                          --             --              --             --         146,440


Loans receivable:
   Single-family residential                                1,031          1,229           1,306          3,924         4,557
   Multi-family residential                                31,308         21,519          24,638         26,092        31,336
   Commercial real estate                                    --           30,949          33,062         50,077        51,090
   Commercial and consumer                                  7,247         10,314          10,431         15,677        16,022
   Less: Allowance for credit losses                      (13,341)       (18,155)        (20,037)       (31,570)      (34,142)
                                                       ----------      ---------        --------       --------     ---------
Total loans receivable, net                                26,245         45,856          49,400         64,200        68,863
Loans sold with recourse                                     --             --            15,781         24,451        29,914
                                                       ----------      ---------       ---------      ---------     ----------
Total loans, net and loans sold with recourse              26,245         45,856          65,181         88,651        98,777

Cash and due from banks and money
   market instruments                                      41,166         28,135          32,087         14,036        17,129
Investment securities, net and investment
 securities available for sale (2)                          1,170          1,294           1,373          6,275         5,685
Mortgage-backed and related securities
   and mortgage-backed and related
   securities available for sale (2)                          --             --             --             --             187

Deposits                                                      --             --             --             --            3,032
Increasing Rate Junior Subordinated Notes due 2006          12,527        11,375            --             --             --
Borrowed funds                                              52,033        50,577          68,760         84,272        115,786
                                                       -----------    ----------      ----------     ----------    -----------
Stockholders' equity (6)                               $    96,842    $   96,517      $  107,183     $  108,510    $   138,520
                                                       ===========    ==========      ==========     ==========    ===========
Shares of Common Stock outstanding                       7,100,000     7,100,000       7,100,000      7,100,000      7,100,000


Book value per common share (5)                        $     10.34    $    10.30      $    10.17     $    10.35    $    14.58
                                                       ===========    ==========      ==========     ==========    ==========
--------------------------------------------------------------------------------------------------------------------------------


(Footnotes on second following page)


----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Fiscal Year Ended June 30,
                                                                 -------------------------------------------------------
                                                            2000           1999           1998           1997           1996
                                                            ----           ----           ----           ----           ----
                                                                           (Dollars in thousands except per share data)
-----------------------------------------------------------------------------------------------------------------------------------

Operations Data (1):
Rental revenue and operations:
        Rental income and other property revenue             $  15,258      $  14,940      $  13,779      $  16,158      $  18,530
        Property operating and maintenance expense             (10,667)       (10,521)       (10,884)       (12,827)        (7,734)
        Depreciation - real estate held for investment          (2,311)        (2,338)          (383)          (200)          (208)
                                                             ---------      ---------      ---------      ---------      ---------
      Net rental operations                                      2,280          2,081          2,512          3,131            588
Other property income (expense):
        Net gain (loss) on sale of real estate                   1,816          3,194          1,998         (1,754)        (3,499)
        (Recovery)/Write downs of investment in real estate       --              107         (1,106)       (19,745)        (1,889)
                                                             ---------      ---------      ---------      ---------      ---------
      Total other property income (expense)                      1,816          3,301            892        (21,499)        (5,388)
Other income:
   Interest income:
        Interest and dividend income                             2,797          3,180          4,197          5,469         94,409
        Provision for possible credit losses                      --             --           (1,500)        (1,000)        (5,250)
                                                             ---------      ---------      ---------      ---------      ---------
             Total interest income                               2,797          3,180          2,697          4,469         89,159
   Realization of contingent participation revenues              2,400          1,500          3,356           --             --
   Other                                                          (341)          --             --             --             --
                                                             ---------      ---------      ---------      ---------      ---------
      Total other income                                         4,856          4,680          6,053          4,469         89,159
                                                             ---------      ---------      ---------      ---------      ---------
 Total revenues                                                  8,952         10,062          9,457        (13,899)        84,359

Interest expense                                                 3,615          4,759          6,109          7,360         61,794
Other expenses:
        Deposit insurance expenses                                --             --             --             --            2,533
        Foreclosure costs                                         --             --             --             --              255
        Other                                                    4,237          4,148          6,117          7,369         33,996
                                                             ---------      ---------      ---------      ---------      ---------
    Total other expenses                                         4,237          4,148          6,117          7,369         36,754

                                                             ---------      ---------      ---------      ---------      ---------
  Total expenses                                                 7,852          8,907         12,226         14,729         98,548

Net income (loss) before other income (expense) and before   ---------      ---------      ---------      ---------      ---------
    provision for income taxes                                   1,100          1,155         (2,769)       (28,628)       (14,189)

Other income (expense):
       Banking fees, service charges and other net income         --             --             --             --            3,996
       Gains on sale of offices and branches of the
          Predecessor Bank (6)                                    --             --             --             --           77,560
 Net gains (losses) on sale of investment securities              --             --            1,697         (1,495)          (605)
       Provision for HSBC Branch Sale
         contingencies (4)                                        --             --             --           (3,300)          --
                                                             ---------      ---------      ---------      ---------      ---------
   Total other income (expense)                                   --             --            1,697         (4,795)        80,951
                                                             ---------      ---------      ---------      ---------      ---------

Income (loss) before income tax expense (benefit)                1,100          1,155         (1,072)       (33,423)        66,762
Income tax expense (benefit)                                       651            550            434         (3,300)        11,749
                                                             ---------      ---------      ---------      ---------      ---------
Income (loss) after income tax expense (benefit)                   449            605         (1,506)       (30,123)        55,013
Dividends declared on preferred stock                             --             --             --             --            5,250
                                                             ---------      ---------      ---------      ---------      ---------
Net income (loss) applicable to Common Shares                $     449      $     605      $  (1,506)     $ (30,123)     $  49,763
                                                             =========      =========      =========      =========      =========
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss) per share (5)            $    0.06      $    0.09      $   (0.21)     $   (4.24)     $    7.01
                                                             =========      =========      =========      =========      =========

Other Data (1)(7):
Average equity to average assets                                 55.82%         53.81%         54.37%         50.97%          5.51%
Equity to assets at period end (9)                               55.73          55.34          56.14          51.35          48.52
Weighted average yield on interest earning assets (8)             3.52           3.33           4.21           4.90           7.42
Weighted average rate paid on
interest-bearing liabilities (8)                                  5.85           6.87           8.17           6.97           4.43
Interest rate spread (8)                                         (2.33)         (3.54)         (3.96)         (2.07)          2.99
Return on average assets (10)                                     0.26           0.32          (0.76)         (1.27)          3.64
Return on stockholders' equity (10)                               0.46           0.60          (1.40)        (24.84)         66.12
------------------------------------------------------------------------------------------------------------------------------------

(1) Reflects the sale, effective June 28, 1996, of the Company's remaining eleven branch offices. As a result of such transaction, the Company's total assets, loans receivable, net, and deposits decreased by $1,066.6 million, $1,034.9 million and $1,159.6 million, respectively, and the Company recorded a pre-tax net gain of $77.6 million.

(2) At June 30, 1996, the most recent year end period in which the Company held such assets, all of the Company's investment and mortgage backed securities, were classified as available for sale in accordance with the Company's asset management plan and may be sold in response to changes in interest rates, prepayment risk, liquidity needs or similar factors in connection with the Predecessor Bank's asset and liability management strategy.

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

The following table set forth selected data related to non-performing loans for the periods indicated: (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                  2000           1999       1998        1997          1996
                                                  ----           ----       ----        ----          ----
-------------------------------------------------------------------------------------------------------------
Non-performing Loans Data (1):

Non-performing loans (2):
   Single-family residential (3)               $  1,006     $  1,229     $   1,306     $   3,924    $   4,557
   Multi-family residential                      13,444       13,718        14,724        16,790       19,658
   Commercial real estate                          --          5,500         6,611        11,557        3,113
   Commercial business                            6,247        8,459         8,458        12,806        6,817
   Consumer                                        --          1,855         1,973         2,871        2,671
                                               --------     --------     ---------     ---------    ---------
   Total non-performing loans                  $ 20,697     $ 30,761     $  33,072     $  47,948    $  36,816
                                               --------     --------     ---------     ---------    ---------

Other asset Quality Data
     Restructured loans (4)                      31,308       20,882        22,999        24,454       29,842
     Allowance for potential credit losses       13,341       18,155        20,037        31,570       34,142

Ratios: Loan Quality
Non-performing loans as a percentage
     of total assets                             11.91%       17.64%        17.52%        22.65%       12.90%

Non-performing loans as a percentage
     of total loans                              52.28        48.06         47.63         50.07        35.74
Allowance for credit losses as a percentage
     of non-performing loans                     64.46        59.02         60.59         65.84        92.74

Net charge-offs as a percentage of
     average loans during the period ended       10.70         2.85         14.41          3.59         1.03
-------------------------------------------------------------------------------------------------------------


(1) Non-performing loans consist of loans for which the Company has ceased to accrue interest income and has fully reserved against previously accrued interest income.

(2) The Company's total non-performing loans decreased by $10.1 million or 32.7% to $20.7 million at June 30, 2000, as compared to $30.8 million at June 30, 1999. Such net decreases were due primarily to the sales/satisfactions of an aggregate of $8.9 million of non-performing loans and a writeoff of $1.2 million of such loans.

(3) Prior to fiscal 1997, these loans primarily consisted of completed single-family residential developments and lots for the development of single-family residences. After June 30, 1996, such loans represent non-accrual loans on 1-4 family residential properties for which interest income is recognized only as received.

(4) Restructured loans consist of loans which have been restructured primarily as a result of the financial condition of the property which secures the loan and which are performing in accordance with their restructured terms.

ITEM 7
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

General. Total assets decreased by $625,000, or 0.4% during the year ended June 30, 2000, following a decrease of $16.5 million or 8.6% during the year ended June 30, 1999. Total liabilities decreased by $1.0 million, or 1.2% during the year ended June 30, 2000 following a decrease of $5.8 million or 7.0% during the year ended June 30, 1999. Decreases in assets and liabilities in recent periods have been generally comprised of decreases in most of the principal categories of assets and liabilities.

The following table sets forth the principal categories of the Company's assets and liabilities at the dates indicated.


---------------------------------------------------------------------------------------------------

                                                                           June 30,
                                                            ----------------------------------
                                                           2000             1999           1998
                                                           ----             ----           ----
                                                                    (Dollars in Thousands)
                                                                     --------------------
---------------------------------------------------------------------------------------------------
Assets:
Investments in real estate, net                       $ 101,321        $  94,438        $    86,485
Real estate loans receivable                             32,339           53,697             59,006
Cash due from banks and money market
   instruments                                           41,166           28,135             32,087
Commercial and consumer loans                             7,247           10,314             10,431
Allowance for possible credit losses                    (13,341)         (18,155)           (20,037)
Investment securities available for sale                  1,170            1,294              1,373
Total assets                                            173,781          174,406            190,910

Liabilities:
Increasing Rate Junior Subordinated Debt due 2006        12,527           11,375               --
Borrowed funds                                           52,033           50,557             68,760

Total liabilities                                        76,939           77,889             83,727

Stockholders' equity                                  $  96,842        $  96,517        $   107,183
---------------------------------------------------------------------------------------------------

Investments in Real Estate, Net. Investments in real estate, which are comprised of real estate held for investment and real estate held for disposal, net of applicable fair market value reserves, increased by $6.9 million, or 7.3%, and by $8.0 million, or 9.2%, during the years ended June 30, 2000 and 1999, respectively. The net increase in investments in real estate during the year ended June 30, 2000 was primarily due to investments made in three properties held for development by the Company, totaling $10.2 million, net of dispositions of multi-family residential property units held for sale totaling $1.0 million and the effects of depreciation expense recorded during the year in the amount of $2.3 million. The net increase in the investments in real estate during the year ended June 30, 1999 resulted primarily from the reclassification of two assets previously reported as loans sold with recourse, net of disposals of investments in real estate during fiscal 1999. All disposals in 2000 and 1999 were made in accordance with the Company's asset management strategies.

During the year ended June 30, 1999, the Company disposed of two properties with net book values totaling $2.6 million. In addition, investments in real estate, excluding the reclassification into investments in real estate of $14.0 million in loans sold with recourse, decreased, during the fiscal year ended June 30, 1999, as the result of sales of apartment units within the Company's two multi-family residential developments totaling $1.7 million, and depreciation affecting investments in real estate of $2.3 million. These disposals of investments in real estate, totaling $6.6 million, were partially offset by additional asset fundings in the amount of $655,000 which were made during the year. For detailed information concerning the Company's investments in real estate, see "Real Estate Assets" and Notes 1, 11 and 12 to the Consolidated Financial Statements.

Loans Secured by Real Estate. Total loans secured by real estate declined $21.4 million, or 39.8%, and $19.2 million, or 33.6%, during the fiscal years ended June 30, 2000 and 1999, respectively. During the year ended June 30, 2000, nine loans totaling $28.8 million were paid in full, for which losses of $841,000 were recorded, and an additional $2.9 million in principal repayments were received. Partially offsetting these reductions in loans secured by real estate was the acquisition from HSBC of a loan participation in the amount of $11.1 million for a loan secured by a multi-family residential apartment building. The Company has held a participation in the portion of the loan not previously held by HSBC. At June 30, 2000 the loan had an outstanding balance of $17.9 million, all of which was due to the Company. During the year ended June 30, 1999, three loans were paid in full, totaling $2.8 million and $14.0 million in loans sold with recourse were reclassified to Investment in Real Estate as described in Investments in Real Estate, Net above. In addition, the Company received principal reduction payments of $2.7 million. See Notes 1, 8, 10 and 11 to the Consolidated Financial Statements.

Commercial and Consumer Loans. Total commercial and consumer loans decreased $3.1 million, or 29.7%, to $7.2 million and $117,000, or 1.1%, to $10.3 million, during the fiscal years ended June 30, 2000 and 1999, respectively. The decline in total commercial and consumer loans during the year ended June 30, 2000 was due to the full satisfaction of $1.9 million in consumer loans and the satisfaction of $1.2 million of commercial business loans. At June 30, 2000, the Company no longer had any loans outstanding classified as consumer loans. The decline in total commercial and consumer loans during the year ended June 30, 1999 was due to normal principal repayments and loan amortization.

Cash and Due from Banks and Money Market Instruments. Cash and due from banks and money market instruments increased by $13.0 million, or 46.3%, to $41.2 million during the year ended June 30, 2000 following a decrease of $4.0 million, or 12.3%, to during the year ended June 30, 1999. For additional information, see Note 5 to the Consolidated Financial Statements.

At June 30, 2000, HSBC had restricted a total of $7.5 million in funds, held on deposit with HSBC, in accordance with the terms of the HSBC Facility agreements, modified in February 2000. At June 30, 1999, HSBC had restricted a total of approximately $13.4 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves at June 30, 2000 was the result of the terms of a renegotiated loan Facility agreement between The Company and HSBC dated February 2000. See "Borrowed Funds," above.

Investment Securities, Available for Sale. Total investment securities, available for sale decreased $124,000, or 9.6%, during the year ended June 30, 2000, following a decrease of $78,000, or 5.8% during the year ended June 30, 1999. The decreases in investment securities, available for sale at June 30, 2000 and 1999 were due to a decline in market value of the securities in each of those fiscal years.

Borrowed Funds. The Company's borrowed funds increased $1.5 million, or 2.9% to $52.0 million in the year ended June 30, 2000, following a decrease of $18.2 million or 26.5% to $50.5 million during the year ended June 30, 1999. Borrowed funds increased during the year ended June 30, 2000, primarily as the result of the use of $3.7 million of the $23.5 million Construction Loan to facilitate the development of the Company's office building development in Atlanta. Georgia. Partially offsetting the $3.7 million increase in borrowed funds related to the Construction Loan were paydowns totaling $2.2 million on the HSBC Facility. Borrowed funds decreased during fiscal 1999 primarily as the result of repayment transactions utilizing funds received from the liquidation of certain assets. See "Borrowed Funds," above.

Stockholders' Equity. Total stockholders' equity increased $325,000, or 0.3%, to $96.8 million in the year ended June 30, 2000, following a decrease of $10.7 million, or 10.0%, during the fiscal years ended June 30, 1999. The increase in stockholder's equity in the year ended June 30, 2000 was the result of the Company's reported net income of $449,000, partially offset by a decline in the securities valuation account of $124,000.

The decline in stockholder's equity during the year ended June 30, 1999 was primarily due to the effects of the Preferred Stock Exchange Offer. As a result of the exchanges of preferred stock made under the Exchange Offer, total stockholder's equity and other liabilities were reduced by $11.51 million and $432,000, respectively, and its Subordinated Notes liability increased by $11.94 million. See "Preferred Stock Exchange Offer" and Note 24 to the Consolidated Financial Statements.

At June 30, 2000 and 1999, an aggregate of $1.1 million and $1.0 million, respectively, were deducted from the Company's stockholders' equity under Statement of Financial Accounting Standards No. 115 (SFAS-115) "Accounting for Marketable Equity Securities," reflecting net unrealized losses on investment securities classified as available for sale. See the consolidated statements of changes to stockholders' equity in the Consolidated Financial Statements and
Note 16 to the Consolidated Financial Statements.

The following table summarizes the calculation of the Company's book value per share at June 30, 2000, 1999 and 1998.

------------------------------------------------------------------------------------------------------------
                                                                     Year ended June 30,
                                                         ---------------------------------------------
                                                         2000                1999                 1998
                                                         ----                ----                 ----
                                                                     (Dollars in thousands)
                                                                      --------------------
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                            $     96,842        $     96,517         $    107,183
Less: liquidation value of preferred stock                  23,444              23,444               35,000
                                                      ------------        ------------         ------------
Net stockholders' equity                              $     73,398        $     73,073         $     72,183
                                                      ============        ============         ============

Total shares of Common Stock issued
    and outstanding                                      7,100,000           7,100,000            7,100,000

Book value per common share                           $      10.34        $      10.30         $      10.17
                                                      ============        =============        ============
------------------------------------------------------------------------------------------------------------


Results of Operations - Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999

General. The Company reported net income attributable to common shares of $449,000, or $0.06 per share, for the year ended June 30, 2000, as compared to net income attributable to common shares of $605,000, or $0.09 per share, for the fiscal year ended June 30, 1999. The primary reasons for the decline in the Company's net income for the fiscal year ended June 30, 2000, as compared to the previous year, was a reduction in total revenues of $1.1 million, or 11.03%, from $10.1 million in fiscal 1999 to $9.0 million in fiscal 2000. This reduction in total revenues was partially offset by a reduction in total pretax expenses of $1.1 million, or 11.84%, in the year ended June 30, 2000 to $7.9 million from $8.9 million during the year ended June 30, 1999. The primary factor causing the reduction in total revenues for the year ended June 30, 2000, as compared with the previous year, was a reduction in net gains on the sale of real estate in the amount of $1.4 million, partially offset by an increase in other income of $559,000. The primary factor causing the reduction in total pretax expenses for the year ended June 30, 2000, as compared with the previous year, was a reduction in interest expense of $1.1 million.

Rental Income. For the year ended June 30, 2000, rental income was $15.3 million, an increase of $318,000, or 2.1%, from $14.9 million for the year ended June 30, 1999. The increase in rental income in the year ended June 30, 2000, as compared with the previous fiscal year, was primarily attributable to increases in rental income per unit at the Company's multi-family residential real estate properties and, additionally, to increases in the overall occupancy rates at those properties.

Property Operating and Maintenance Expenses. For the year ended June 30, 2000, property operating and maintenance expenses ("property expenses") were $10.7 million, an increase of $146,000, or 1.3%, from $10.5 million for the year ended June 30, 1999. The increase in property expenses was primarily attributable to increases in overall operating costs associated with general maintenance and repair expenses for the Company's real estate held for investment.

Depreciation - Real Estate Held for Investment. For the year ended June 30, 2000 and 1999, depreciation charges associated with real estate held for investment were $2.3 million. Under SFAS-121, the Company is required to depreciate real estate held for investment over the estimated useful life of the assets. No depreciation charges are made for the portion of the assets attributable to land values. See Note 1 to the Consolidated Financial Statements.

Net Gain on the Sale of Real Estate. Net gain on the sale of real estate was $1.8 million for the year ended June 30, 2000, a decrease of $1.4 million, or 43.14%, as compared with a net gain of $3.2 million in the year ended June 30, 1999. The $1.8 million net gain was attributable to sales of apartment units, categorized as real estate held for disposal, in the amount of $2.9 million.

During the year ended June 30, 1999, the Company sold a parking garage adjacent to its real estate investment in Atlanta, GA and a portion of the residential units within two multi-family housing properties in New York, NY, realizing a net gain on sale of $3.7 million. During the previous fiscal year, the Company sold two properties realizing a net gain of $2.0 million.

Interest Income. For the year ended June 30, 2000, total interest income, net of provisions for possible credit losses, was $2.8 million, a decrease of $383,000, or 12.0%, from $3.2 million for the previous fiscal year. The decrease in total interest income in fiscal 2000, as compared with the previous year, was primarily due the full satisfaction of loans which reduced the average balance of loans held by the Company by $21.1 million in fiscal 2000, as compared with the previous year. Total performing loans declined due to the full satisfaction of $26.4 million and $4.9 million in performing loans during the years ended June 30, 2000 and 1999, respectively. Partially offsetting the decline in loans in the year ended June 30, 2000 due to the satisfaction of loan assets, was the acquisition of $11.1 million in loans assets from HSBC.

For the years ended June 30, 2000 and 1999, the Company's did not record any provision for possible credit losses. Provisions for possible credit losses result from management's ongoing evaluation of the adequacy of the allowance for credit losses in light of, among other things, the amount of non-performing loans, the risks inherent in the Company's loan portfolio and the markets for real estate and economic conditions in the New York metropolitan area and other areas in which the Company had engaged in lending activities. The provision for credit losses in the fiscal 2000 and 1999 periods reflect management's internal analysis of its loan assets. See Note 10 to the Consolidated Financial Statements.

Other Income. During the year ended June 30, 2000, other income was $2.1 million, an increase of $559,000, or 37.27%, as compared with other income of $1.5 million in fiscal 1999. Other income increased during fiscal 2000, as compared with the previous year, primarily as a result of the realization of contingent participation revenues in the amount of $2.4 million in 2000, as compared with $1.5 million in the previous year and the recognition of $500,000 in gain resulting from the settlement of all remaining Branch Sale contingencies during the year ended June 30, 2000. These increases in other income, totaling $1.4 million, were partially offset by the recognition of net losses from the satisfaction of loan assets in the amount of $841,000 in fiscal 2000, as compared with $0 in the previous year.

Net Gain on Settlement of Branch Sale Contingencies. On January 31, 2000, the Company entered into settlement agreement with HSBC related to the credit indemnities provided to HSBC in the Branch Sale and claims related to the compensating balance arrangement with HSBC. The terms of the settlement resulted in a net cash gain on settlement of Branch Sale contingencies of $500,000 reflected in the results of operations for the year ended June 30, 2000.

Net Loss on the Satisfaction of Loan Assets. The Company recognized a net loss on the satisfaction of loan assets in the amount of $841,000 and $0 for the twelve months ended June 30, 2000 and 1999, respectively. The net loss on the satisfaction of loan assets was the result of a $1.3 million loss taken in the quarter ended March 31, 2000 on the liquidation of a non-performing loan, described below, and a $431,000 gain taken in the quarter ended December 31, 1999 related to the repayment of a single non-performing loan for a combination of cash and an irrevocable letter of credit totaling $1.5 million in the quarter ended December 31, 1999. The irrevocable letter of credit received was in the amount of $1 million, which bears interest at a rate of 8%, and will be redeemed for cash in $500,000 increments in December 2000 and December 2001. Prior to the satisfaction of this non-performing loan, the carrying value of the loan was $1.1 million, net of a specific reserve of $1.1 million. As a result of this $1.5 million satisfaction, the Company reduced its recorded balance in commercial and consumer loans by a net $1.2 million and its allowance for possible credit losses related to commercial and consumer loans by $1.1 million.

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

Contingent Loan Participation Revenues. The Company recorded contingent participation revenues of $2.4 million and $1.5 million in the twelve months ended June 30, 2000 and 1999, respectively. During the year ended June 30, 2000, received payments totaling $2.4 million in full satisfaction of two loan participations that had been subordinated to HSBC's priority claims on all of the proceeds associated with these loans. The loans had been fully reserved for on the Company's books prior to their repayment. In addition, the Company received approximately $700,000 in unaccrued interest income related to these loans. This additional loan income was included in total interest income for the year ended June 30, 2000. See "Interest Income," above.

During the previous year, contingent loan participation revenues of $1.5 million were recognized on one subordinated participation loan and one junior subordinated participation loan made to the same borrower with a combined principal balance of $1.3 million. These loans were paid in full during the quarter ended September 30, 1998. A portion of the subordinated participation loan and the junior subordinated participation loan had been sold to HSBC on June 28, 1996 in connection with the Branch Sale. A total of $1.0 million, representing a portion of the subordinated participation loan, unaccrued participation revenues and the full amount of the junior participation loan had been reserved for at the time of the Branch Sale. At June 30, 2000, the Company no longer had any interests in any participation loans with either HSBC or any other business entity.

Interest Expense. During the year ended June 30, 2000, the Company recorded interest expenses in the amount of $3.6 million, a decline of $1.1 million, or 24.0%, as compared with interest expenses of $4.8 million in the previous fiscal year. Interest expenses declined in 2000, as compared with 1999, primarily as a result of declines in the average amount borrowed by the Company in fiscal 2000 as compared with fiscal 1999. During 2000, the Company borrowed an average of $50.4 million, a decline of $14.7 million, or 22.6%, as compared with average borrowings of $65.1 million during the year ended June 30, 1999. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 2000 and 1999. In addition, interest expense declined as a result of increased compensating balances held at HSBC, which effectively reduced the rate of interest paid by the Company to HSBC. As a result of these factors, the annual rate of interest paid to HSBC declined from approximately 6.53% in 1999 to 4.89% in 2000.

Other Expenses. Other expenses consist of the Company's general and administrative expenses. Other expenses do not include direct real estate operations expenses, which are included in "property operating and maintenance expense," discussed above.

During the year ended June 30, 2000, the Company recorded other expenses in the amount of $4.2 million, an increase of $89,000, or 2.2%, as compared with other expenses of $4.1 million in the previous fiscal year. The following table sets forth the components of the Company's other expenses during the periods indicated.

          ---------------------------------------------------------------
                                           Fiscal Year ended June 30,
                                                2000              1999
                                                ----              ----
                                              (Dollars in Thousands)
          ---------------------------------------------------------------
          Salaries and employee benefits     $     219          $     202

          Legal and professional fees            1,307              1,460

          Management fees                        2,310              2,426

          Other operating expenses                 401                 60
                                             ---------          ---------
          Total                              $   4,237          $   4,148
                                             =========          =========
          ----------------------------------------------------------------

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the ongoing management of Company assets. The Management Company was a newly-formed, privately-owned entity controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. During the year ended June 30, 2000, the Company accrued $2.6 million in fees payable to the Management Company, of which $279,000 related to fees incurred upon disposition of assets. During the year ended June 30, 1999, the Company accrued $2.6 million in fees payable to the Management Company, of which $139,000 related to fees incurred upon disposition of assets (which were accounted for as a reduction in the proceeds from sale of those assets).

At June 30, 2000, the Company had accrued fees payable to the Management Company and its affiliate, Fintek, Inc., aggregating $225,000. See "Management."

For the year ended June 30, 2000, all other operating expenses, excluding the management fee expenses discussed above, aggregated $1.9 million, an increase of $205,000 as compared with the year ended June 30, 1999, in which these expense totaled $1.7 million. During the year ended June 30, 1999, the Company received a settlement in the amount of $240,000, related to property taxes previously paid on the Predecessor Bank's former headquarters facility. These property tax expenses had been charged to other operating expenses in prior periods and were deducted from other expenses in that year. The collection of this settlement was primarily responsible for the lower levels of other operating expenses in 1999 as compared with the current year.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for fiscal 1998, fiscal 1997, and fiscal 1996. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. For additional information, see Note 17 to the Consolidated Financial Statements.

Under SFAS-109, at June 30, 2000, the Company recorded a net deferred tax asset of approximately $29.8 million and deferred tax liabilities of $29.8 million. The net deferred tax asset reflects gross deferred tax assets of $78.1 million and a valuation allowance of $48.2 million. The net deferred tax asset represents primarily the anticipated federal and state and local tax benefits that could be realized in future years upon the utilization of existing tax attributes. The deferred tax asset primarily relates to provisions for anticipated credit losses recognized for financial statement purposes that have not yet been realized for tax purposes, suspended passive activity losses and credits, deferred income on venture investments and available NOL carry forwards. Generally, the amount of a company's net deferred tax asset may serve to increase its net worth under generally accepted accounting principles. However, because of the net losses incurred by the Company in recent years, the Company established a $48.2 million valuation allowance, resulting in a net deferred tax asset of $29.8 million. The valuation allowance increased by approximately $2.0 million during the fiscal year ended June 30, 2000. Realization of the net deferred tax asset is expected to occur upon reversal of existing taxable temporary differences for which deferred tax liabilities of $29.8 million have been recorded.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the year ended June 30, 2000, the Company recorded a net provision for income taxes of $651,000, primarily to reflect the effects of operations and asset dispositions on its current state and local income tax liability at June 30, 2000.


Results of Operations - Fiscal year ended June 30, 1999 compared to fiscal year ended June 30, 1998

General. The Company reported net income attributable to common shares of $605,000, or $0.09 per share, for the year ended June 30, 1999, as compared with a net loss applicable to Common Shares of $1.5 million, or ($0.21) per share, for the fiscal year ended June 30, 1998. The primary reasons for the increase in the Company's net income for the fiscal year ended June 30, 1999, as compared to the previous year, was a reduction in total pretax expenses of $3.3 million, or 27.15%, in the year ended June 30, 1999, as compared with the previous year. This reduction in total pretax expenses in fiscal 1999, as compared with the previous year, was also accompanied by an increase of total revenues in fiscal 1999, as compared with fiscal 1998, in the amount of $605,000, or 6.40%. The primary factors causing the reduction in total pretax expenses were a reduction in interest expense of $1.4 million, or 22.10%, and a reduction in other operating expenses of $2.0 million, or 32.19%. The primary factors causing the increase in total revenues during the year ended June 30, 1999, as compared with the previous year, was an increase in net gain on sale of real state gains of $1.2 million, 59.86%, and a reduction in writedowns of real estate charged to operations in the amount of $1.2 million, partially offset by reduced realizations of contingent participation revenues in the amount of $1.8 million, or 55.30%.

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

Net Gain on the Sale of Real Estate. Net gain on the sale of real estate was $3.2 million for the year ended June 30, 1999, an increase of $1.2 million, or 59.86%, as compared with a net gain of $2.0 million in the year ended June 30, 1998. During the year ended June 30, 1999, the Company sold a parking garage adjacent to its real estate investment in Atlanta, GA and a portion of the residential units within two multi-family housing properties in New York, NY, realizing a net gain on sale of $3.7 million. During the previous fiscal year, the Company sold two properties realizing a net gain of $2.0 million.

Recovery (Writedown) of Investments in Real Estate. During the year ended June 30, 1999, the Company recovered amounts related to real estate that had been written down in prior periods in the amount of $107,000. During the year ended June 30, 1998, the Company wrote down investments in real estate in the amount of $1.1 million. This amount represents a decrease in writedowns for investments in real estate of $18.6 million, or 94.4%, as compared with writedowns taken in fiscal 1997, totaling $19.7 million. During 1998, the Company wrote down two investments in joint ventures, totaling $1.1 million.

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

Realization of Contingent Participation Revenues. During the year ended June 30, 1999, contingent participation revenues were $1.5 million, a decrease of $1.9 million, or 55.30%, as compared with income of $3.4 million in fiscal 1998. Contingent participation revenues were realized on one junior participation loan and two junior participation loans, which were paid in full during fiscal 1999 and 1998, respectively. Each of the loans had been sold to HSBC on June 28, 1996 and were fully reserved for on the Company's books following the Branch Sale. The Company retained a contingent interest in these two loans approximating $3.3 million in principal amount following the Branch Sale.

Interest Expense. During the year ended June 30, 1999, the Company recorded interest expenses in the amount of $4.8 million, a decline of $1.4 million, or 22.1%, as compared with interest expenses of $6.1 million in the previous fiscal year. Interest expenses declined in 1999, as compared with 1998, primarily as a result of declines in the average amount borrowed by the Company in fiscal 1999 as compared with fiscal 1998. During 1999, the Company borrowed an average of $65.1 million, a decline of $8.2 million, or 11.2%, as compared with average borrowings of $73.3 million during the year ended June 30, 1998. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 1999 and 1998. In addition, interest expense declined as a result of a decline in general interest rates and as a result of the modification of the terms of the loan agreements between HSBC and the Company which effectively reduced the rate of interest paid by the Company to HSBC. This modification, which became effective on October 1, 1998, provided compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of these factors, the average annual rate of interest paid to HSBC declined from approximately 8.20% in 1998 to 6.49% in 1999.

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

     ------------------------------------------------------------------------
                                          Fiscal Year ended June 30,
                                              1999          1998
                                              ----          ----
                                            (Dollars in Thousands)
     ------------------------------------------------------------------------

     Salaries and employee benefits       $   202          $    900

     Legal and professional fees            1,460             2,305

     Management fees                        2,426             2,562

     Other operating expenses                  60               350
                                           ------          --------
     Total                                $ 4,148          $  6,117
                                          =======          ========
     ------------------------------------------------------------------------

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

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the ongoing management of Company assets. The Management Company was a newly-formed, privately-owned entity controlled by Alvin Dworman, who owns 39.0% of the outstanding Common Stock of the Company. During the year ended June 30, 1999, the Company accrued $2.6 million in fees payable to the Management Company, of which $139,000 related to fees incurred upon disposition of assets (which were accounted for as a reduction in the proceeds from sale of those assets). During the year ended June 30, 1998, the Company accrued $3.0 million in fees payable to the Management Company, of which $398,000 related to fees incurred upon disposition of assets. See "Management."

All other operating expenses declined $290,000, or 82.9%, to $60,000 for the year ended June 30, 1999 as compared with the year ended June 30, 1998, in which other operating expenses were $350,000. During the year ended June 30, 1999, the Company received a settlement in the amount of $240,000, related to property taxes previously paid on the Predecessor Bank's former headquarters facility. These property tax expenses had been charged to other operating expenses in prior periods.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for fiscal 1998 and fiscal 1997. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets.
Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. For additional information, see Note 17 to the Consolidated Financial Statements.

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


Asset Quality

Loan Asset Portfolio Composition The high levels of the Company's non-performing loan assets in recent years was primarily attributable to the Company's emphasis during the mid-to-late 1980s on loans to joint ventures for the acquisition, development and construction of real estate in which the Company or a subsidiary had an equity interest, commercial business loans, commercial real estate loans and multi-family residential loans. Primarily as a result of the restrictions imposed by the NYSBD and HSBC, the Company did not originate any such loans during the years ended June 30, 2000 and 1999.

Among various types of loans secured by real estate, commercial real estate, construction and multi-family residential loans are generally considered to involve more risk than single-family residential loans due to, among other things, the higher principal amount of such loans and the effects of a downturn in general economic conditions, which may result in excessive vacancy rates, inadequate rental income levels and volatility in real estate values. At June 30, 2000, the Company's total loans secured by real estate portfolio of $32.3 million included $31.3 million or 96.8% of multi-family residential loans and $1.0 million, or 3.2%, of single-family residential real estate loans. Since the early 1990's, the Company continued to originate such loans, on a limited basis, in connection with the sale of investments in real estate and other resolutions of non-performing assets.

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

The commercial business lending activities emphasized by the Company during the mid-to-late 1980s also involved a high degree of risk. These activities were conducted primarily through Quest, a wholly-owned subsidiary of the Company which was formed in 1986 to implement a program of secured and unsecured commercial business lending. The loans, and in certain cases equity investments, made by Quest generally involved the buy out, acquisition or recapitalization of an existing business and included management buyouts and corporate mergers and acquisitions. Such transactions frequently resulted in a substantial increase in both the borrower's liabilities and its liabilities-to-assets leverage ratio, thus increasing the prospects for default. The Company discontinued its new commercial business lending activities in 1991 and, as a result of loan repayments, the Company's gross commercial business loans decreased $1.2 million at June 30, 2000 to $7.2 million from $8.6 million at June 30, 1999. At June 30, 2000, the remaining investments made through Quest consisted of $1.2 million of equity securities, net.

The following table summarizes the gross and net carrying values of the Company's non-performing loan assets at June 30, 2000.


--------------------------------------------------------------------------------------------------------------
                                                                               Net Book Value
                                             Write-downs/                       as a percentage
                                 Gross        Specific                                 of
                                 Balance      Reserves (1)       Net Value      Gross Balance
                                 -------      -----------        ---------      -------------

                                                   (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------

Non-performing loans:
--------------------
Single-family residential       $ 1,006         $    194       $    812            80.7%

Multi-family residential         13,444            6,485          6,959            51.8
                                -------         --------       ---------       ---------

Total non-performing
real estate loans                14,450            6,679          7,771            53.8

Commercial business               6,247            4,707          1,540            24.7
                               --------        ---------       ---------       ---------


Total non-performing loans     $ 20,697        $  11,386       $  9,311            45.0%
                               ========        =========       ========        =========

--------------------------------------------------------------------------------------------------------------




Non-performing Loan Activity. The following tables set forth the activity in the Company's non-performing loan assets during the periods indicated.

     ---------------------------------------------------------------------------

                                                   Year ended June 30,
                                            -------------------------------
                                            2000          1999         1998
                                            ----          ----         ----
                                                  (Dollars in Thousands)
     ---------------------------------------------------------------------------

     Beginning balance                 $  30,761      $  33,072    $   47,948

        Additions                             23            144         3,266

        Transfers to REO                     --            --            --

        Write-offs                          (841)           (97)       (8,917)

        Moved to performing loans         (1,000)          --          (2,165)

        Satisfaction/sales                (8,246)        (2,358)       (7,060)
                                       ---------      ----------    ----------
     Ending balance                    $  20,697      $  30,761     $  33,072
                                       =========      ==========    ==========
     ---------------------------------------------------------------------------

Non-performing loans decreased by $10.1 million, or 32.7%, during the year ended June 30, 2000 following a decrease of $2.3 million or 7.0% during the fiscal year ended June 30, 1999. The decrease in non-performing loans in fiscal 2000 and 1999 reflect continued efforts to liquidate assets.

Loans to Finance the Sale of Real Estate. The Company had previously financed the sale of investments in real estate under appropriate circumstances. Such financing was provided by the Company on what management of the Company considered to be market terms, which generally were more flexible than the Company's standard underwriting guidelines for multi-family residential and commercial real estate loans. All loans to finance the sale of investments in real estate were approved in advance by the Board of Directors of the Company and involve an amount of borrower equity and other terms which result in the transaction constituting a sale of the property under generally accepted accounting principles. At June 30, 2000 and 1999, the Company did not retain any loans which had been made to finance the sale of investments in real estate, except those reflected in loans sold, with recourse, net. (See "Asset Sales" and Notes 8, 9 and 11 to the Consolidated Financial Statements).

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

At June 30, 2000, the Company had restructured loans which aggregated $31.3 million and were performing in accordance with their restructured terms. At the same date, the Company's restructured loans had been outstanding for periods which range from 41 months to approximately seven years.

As a result of restructurings which reduced the initial interest rate on certain loans, the Company's restructured loans had a weighted average rate of 7.0% at June 30, 2000, as compared to an original weighted average rate of 10.2%. The Company's restructured loans generally do not call for the payment of foregone interest at a later date, although many of such loans provide for increases in the interest rate over the life of the loan.

The Company's restructured loans may have been renegotiated to lower the interest rate, to defer the payment of principal and/or interest or to effect other concessions. Because restructured loans may include concessionary terms related to interest rates, payment terms, loan-to-value ratios and debt service coverage, such loans have a higher degree of credit risk than the remainder of the performing loans in the Company's loan portfolio.

The following table sets forth information regarding the Company's restructured loans at the dates indicated.

--------------------------------------------------------------------------------
                                                       June 30,
                                      2000            1999             1998
                                      ----            ----             ----
                                              (Dollars in Thousands)
--------------------------------------------------------------------------------

Multi-family residential         $    31,308     $    20,522      $    22,499
Commercial real estate                  --               360              500
                                 -----------     -----------      -----------
   Total                         $    31,308     $    20,882      $    22,999
                                 ===========     ===========      ===========
--------------------------------------------------------------------------------

Total restructured loans as a
   percentage of total loans           79.09%          26.78%          27.47%
Total restructured loans as a
   percentage of total assets          18.02%          11.97%          12.05%


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

The Company's provisions for credit losses and write-downs of investments in real estate had been significant in recent years. However, the Company recorded no provisions for possible credit losses or write-downs during the years ended June 30, 2000 and 1999. Net recoveries against loan losses previously written were $1,900 and $107,000 in fiscal 2000 and fiscal 1999, respectively. The Company recorded a provision for possible credit losses of $1.5 million during the year ended June 30, 1998, which contributed significantly to the Company's recorded net losses during that year.

At June 30, 2000, the Company's allowance for credit losses amounted to $13.3 million or 33.7% of total loans and 64.4% of non-performing loans, as compared to $18.2 million or 23.3% of total loans and 59.0% of non-performing loans at June 30, 1999. The decrease in the Company's allowance for credit losses in 2000 reflects the continued decrease in the size of the Company's loan portfolio and management's internal analysis of the composition of its non-performing assets. Of the $13.3 million allowance for credit losses at June 30, 2000, $11.4 million, or 85.3%, were specific reserves relating to particular loans and $1.9 million, or 14.7%, were general reserves. See Note 10 to the Consolidated Financial Statements.

Management of the Company, based on facts available to it, believes that the Company's allowance for credit losses at June 30, 2000 was adequate and that the net carrying value of the Company's investments in real estate equaled the lower of cost or fair value minus estimated costs to sell. It is anticipated, however, that the adverse effects of the high level of the Company's non-performing assets, consisting of provisions for credit losses, net loan charge-offs, loss of interest income on non-performing loans, write-downs of investments in real estate and increased operating expenses as a result of the allocation of resources to the collection and work-out of non-performing assets, will continue to adversely affect the Company's operations. Because the nature and extent of these adverse effects will be dependent on many factors outside the control of the Company, including conditions in the relevant real estate markets and prevailing interest rates, these adverse effects are not presently determinable by the Company.

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

The following table sets forth information concerning the activity in the Company's allowance for credit losses during the periods indicated.


                                                      Fiscal Year Ended June 30,
--------------------------------------------------------------------------------------------------------------

                                         2000        1999         1998        1997       1996
                                        -------     -----        -----       -----       ----

Average loans outstanding               $ 44,990    $ 65,979    $ 86,139    $ 99,403    $1,018,477
                                        ========    ========    =========   ========    ==========

Allowance at the beginning
     of the period                      $ 18,155    $ 20,037    $ 31,570    $ 34,142    $   33,985
Charge-offs:
     Single-family residential
     loans                                  --          (149)     (2,026)     (3,523)       (1,089)
     Multi-family residential
     loans                                  --        (1,498)     (1,147)     (1,287)       (2,665)
     Commercial real estate loans         (3,599)       (500)     (3,801)       --          (6,795)
     Commercial business loans            (1,165)       --        (3,773)        (23)          (21)
     Consumer loans and other                (52)        (50)     (2,827)       --            --
                                        --------    --------    --------    ---------    ----------
Total loans charged off                   (4,816)     (2,197)    (13,574)     (4,833)      (10,570)
                                        --------    --------    --------    ---------    ----------

Recoveries:
     Single-family residential
     loans                                     2        --           204          98            40
     Multi-family residential
     loans                                  --            86           3         704          --
     Commercial real estate loans
     Consumer loans and other               --           229         146         437          --
Total loans recovered                       --          --           188          22             1
                                        --------    --------    --------    ---------   ----------
     Net charge-offs                           2         315         541       1,261            41
Additions charged to operating            (4,814)     (1,882)    (13,033)     (3,572)      (10,529)
expenses
Additions charged to non-                   --          --         1,500       1,000         5,250
operating expenses
Allowance at end of period (1)              --          --          --          --           5,436
                                        --------    --------    --------    --------    ----------
                                        $ 13,341   $ 18,155     $ 20,037    $ 31,570    $   34,142
Ratio of net charge-offs to
     average loans outstanding             10.70%      2.85%       15.13%       3.59%         1.03%
Ratio of allowance to total
     loans at end of period (1)            33.70      29.54        28.86       32.96         33.15
Ratio of allowance to non-
performing loans at end of
period (1)                                 64.38      61.48        60.59       65.84         92.74


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


------------------------------------------------------------------------------------------------------------------------------------

                             June 30, 2000        June 30, 1999         June 30, 1998        June 30, 1997          June 30, 1996
                     ---------------------------------------------------------------------------------------------------------------

                                   Percent                 Percent              Percent                Percent             Percent
                                   Of Total                Of Total             Of Total               Of Total            Of Total
                                   Loans by                Loans by             Loans by               Loans by            Loans by
                        Amount     Category    Amount      Category   Amount    Category    Amount     Category   Amount   Category
                        -------    --------    ------      --------   ------    --------    ------     --------   ------   --------
Single-family
residential          $   256        0.37%      $   325       0.51%    $  328     0.47%      $ 1,294      1.86%    $  1,410    2.03%

Multi-family
residential            8,378       12.06         8,784      13.72      9,011    12.98         8,553     12.32       12,359   17.80

Commercial real
estate                   --         --           6,706      10.48      7,290    10.50        16,543     23.82       10,822   15.59

Commercial
business               4,707        6.78         2,290       3.58      3,157     4.55         4,357      6.27        6,956   10.02

Consumer                 --         --              50       0.08        251     0.36           823      1.19        2,595    3.74
                     -------                   -------               -------             ----------               --------

                     $13,341                   $18,155               $20,037             $   31,570               $ 34,142
                     =======                   =======               =======             ==========               ========
------------------------------------------------------------------------------------------------------------------------------------

Asset Carrying Values. Investments in real estate are recorded on the books of the Company at the lower of the Company's historical cost, less applicable depreciation for real estate held for investment, or the estimated fair value of the property minus estimated costs to sell. Adjustments made to the value at transfer are charged to the allowance for credit losses. See Notes 1, 10, 11 and 12 to the Consolidated Financial Statements.

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

Strategy. Following the Branch Sale, the Management Company assumed the duties of the Predecessor Bank's former "Work-Out Group" which monitored the Predecessor Bank's problem assets. The Management Company continues to monitor the Company's assets and develop individual business plans, including cash flow analysis, for each asset. These plans are then documented for approval of the Board of Directors of the Company. See "Management."

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

The Company's general approach once it has acquired an investment in real estate has been to seek to minimize further losses to the Company through active management of the properties while they are held by the Company and by developing management strategies tailored to the individual properties and whose ultimate objective is to maximize shareholder value through continued development of the property, management of its' cash flows and/or the sale of each property.

The Company's general approach once it has acquired an investment in real estate has been to extract maximum shareholder value through active management of the properties while they are held by the Company and by developing management strategies tailored to the individual properties and whose ultimate objective is to sell each property at, or above, its net book value. Although the Company has evaluated bulk sales of non-performing assets from time to time, it has not elected to pursue this strategy to date because it believes that the discounts which are sought by potential purchasers are excessive, that individual management strategies have the most potential for maximum recovery and return to the Company and that the Company did not have sufficient equity capital prior to and following the Equity Offering to support such a strategy. There can be no assurance, however, that the Company will be successful in its management strategies.

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

In many cases the Company seeks to stabilize the cash flow from the property by investing in necessary improvements and seeking to increase the occupancy of the property. This approach increases the amount of time that the Company holds the property, but may enhance the value of the property and be the best means of disposing of the investment without further loss. In certain cases, the Company will have made the investment and taken the actions necessary to stabilize the cash flow from the property, but the real estate markets in the area in which the property is located will not have stabilized or other factors will be present which prevent the Company from selling the property at a price which is reflective of its estimated value. In some cases, the cash flow from the property has been stabilized such that it is providing a yield above the Company's cost of funds, thus effectively making it an earning asset. Although such assets continue to be classified by the Company as investments in real estate and, thus, non-performing assets, the yield provided by the properties increases the Company's flexibility to maximize their value in connection with a sale.

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

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's restricted cash of $29.4 million, from $36.9 million at June 30, 1999 to $7.5 million at June 30, 2000.

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

The Loan Agreement requires that while any amounts remain outstanding under the Facility, the Company must receive HSBC's prior written consent to, among other things, materially alter its charter or by-laws, terminate its management agreement with RB Management (see also Item 13 - The Management Company; The Management Agreement), incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.

In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At June 30, 2000, approximately $3.7 million had been advanced under the Construction Loan. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000 related to the Construction Loan, which has been accounted for as an additional investment in the office complex.

At June 30, 2000, the Company had $48.3 million in borrowed funds outstanding under the Facility provided by HSBC Bank and $3.7 million under the Construction Loan provided by Bank of America. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets, above that considered necessary to meet the projected cash requirements of endeavors such as real estate development. Liquidity for this purpose is defined as unrestricted cash. At June 30, 2000, the Company's liquidity ratio, as so defined, amounted to 19.4%.

Recent Accounting Developments

From time to time the Financial Accounting Standards Board ("FASB") adopts accounting standards (generally referred to as Statements of Financial Accounting Standards, or "SFASs") which set forth required generally accepted accounting principles. In addition, other regulatory agencies, such as the Securities Exchange Commission (the "SEC" ), may also, from time to time, promulgate required generally accepted accounting principles. Set forth below is a description of certain of the accounting standards recently adopted by the FASB and the SEC which are relevant to financial institutions such as the Company.

SFAS No. 133 and No. 137. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which was deferred until June 30, 2000 as a result of the promulgation of SFAS-137, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.

Other Pronouncements. In December, 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at June 30, 2000.


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


ITEM 7 (a)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the company is interest rate risk on its borrowed funds, mortgage notes and notes receivable. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk.

The company has assessed the market risk for its variable rate debt and believes that a 1% change in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $520,000 change in interest expense based on approximately $52.0 million outstanding at June 30, 2000. See Note 14, "Borrowed Funds," contained within the Consolidated Financial Statements.

In addition,  The Company has issued $12.53  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 24, "Preferred Stock Exchange Offer," contained within the Consolidated Financial Statements.

The fair value of the Company's long term debt, mortgage notes, notes receivable and other financial assets is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes, notes receivable and other financial assets of similar risk and duration. See Note 22, "Fair Value of Financial Instruments," within the Consolidated Financial Statements.


ITEM 8
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14 (a) (2) are included on pages F-1 to F-38. See accompanying "Index to Consolidated Financial Statements" on page 48.



ITEM 9
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Subsequent to the closing of the Branch Sale, although the Company has executive officers under SEC requirements and New York Banking Law, formerly applicable to the Predecessor Bank, the Company no longer maintains any significant staff of employees to manage the Company's affairs. Rather, day-to-day management responsibilities of the Company are vested with the Management Company, a newly formed management company affiliated with Mr. Dworman. A significant amount of services, necessary to manage and dispose of the Company's assets, have been and will be provided by the Management Company or third party subcontractors who will not have any continuing fiduciary obligations to the Company or the stockholders. The selection of third party subcontractors to provide various services to the Company will be made by the Management Company, subject to the ratification by committees of the Board of Directors but without stockholder approval. The Company's success in maximizing returns from management of its assets will depend on the efforts of the Management Company and third party contractors who provide services to the Company.

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

The name, age as of August 16, 2000, position with the Company, if any, term of office and period of service as a director, of each of the Company's directors are as follows:

          Name                   Age           Position                             Class Term      Director
          ----                   ---           --------                             Expires         Since(1)
                                                                                    -------         -----

Francis L. Bryant, Jr. ......    69            Director (3) (4) (7)                   2000 (6)      2000

Robin Chandler Duke..........    76            Director, Vice President and           2002          1977
                                               Secretary (2) (8)

Alvin Dworman................    74            Director (3)                           2001          1998

James J. Houlihan............    47            Director (4)                           2001          1998

David J. Liptak..............    42            Director (5)                           ---           1998

Jerome R. McDougal...........    72            Director and Chairman (3)              2000(6)       1991

Edward V. Regan..............    70            Director (2)                           2001          1995

David A. Shapiro.............    49            Director (2)(4)                        2002          1998

Jeffrey E. Susskind..........    47            Director (5)                           ---           1998


(1)  Includes tenure with the Predecessor Bank.
(2)  Member of the audit committee.
(3)  Member of the executive committee.
(4)  Member of the asset management committee.
(5)  Elected by holders of Preferred Stock for a term of one year.
(6) The Company intends to nominate this Director for re-election at its next annual meeting of stockholders.
(7) Mr. Bryant was elected a Director in May, 2000 to fill the Directorship previously held by Mr. William Hassett who passed away in March, 2000.
(8) On August 16, 2000, Ms. Duke resigned from the Board of Directors and positions as Vice President and Secretary as a result of her being confirmed United States Ambassador to Norway.

The principal occupation for the last five years and selected biographical information of each of the directors is set forth below.

Francis L. Bryant, Jr. Mr. Bryant is Chairman of Peregrine Mortgage Company, Inc., a commercial mortgage banking company. He is also a director of Mondev Senior Living, Inc., located in Montreal, Quebec and of Real French Corporation, a subsidiary of Banque Nationale de Paris. Mr. Bryant has been a member of the Real Estate Advisory Committee to the New York State Common Retirement Fund for over twenty years and is a past Chairman of the New York Community Preservation Corporation and Co-Chairman of Industry Real Estate Financing Advisory Council of the American Hotel and Motel Association. He was a founding member of the Real Estate Center of the Wharton School of the University of Pennsylvania and has served on board of directors of various other organizations, including the Real Estate Board of New York, Urban Land Institute, Prudential Realty Trust, New York University Real Estate Institute and the Realty Foundation of New York. Mr. Bryant was previously Executive Vice President of Manufacturers Hanover Trust Company and officer in-charge of its Real Estate Division and senior real estate lending officer for Manufacturers Hanover Corporation until his retirement in June, 1987.

Robin Chandler Duke. Ms. Duke was previously National Chairman of Population Action International, and she served as a director of International Flavors and Fragrances and American Home Products Corporation. Ms. Duke served in an unsalaried capacity as Vice President and Secretary of the Company and the Predecessor Bank from July 1996 until August 16, 2000. On that date, Ms. Duke resigned from the Board of Directors and positions as Vice President and Secretary as a result of her being confirmed United States Ambassador to Norway.

Alvin Dworman. Mr. Dworman is the founder and chairman of The ADCO Group, a financial services, merchant banking and real estate company established in 1981. Mr. Dworman also has been a director of the Sequa Corporation since 1987 and has been serving as a member of the Real Estate Advisory Committee to the New York State Common Retirement Fund since 1985.

James J. Houlihan, Jr. Mr. Houlihan has been a partner of Houlihan-Parnes Realtors, LLC, since 1984. Houlihan-Parnes Realtors, LLC is one of the leading commercial real estate firms throughout the New York City metropolitan area. In addition, Mr. Houlihan is the President of JHP Realty Advisors, Inc. which specializes in arranging debt and equity financing for real estate transactions on behalf of private and institutional clients. Mr. Houlihan, together with several other real estate professionals formed GHP Office Realty, a company dedicated to the acquisition, renovation and management of office buildings throughout Westchester, Bergen, Rockland and Fairfield Counties in New Jersey. Other entities in which Mr. Houlihan is a partner include HP Capital, Inc., a mortgage servicing company, and Metro Properties, LLC, a property management company that manages properties owned by the principals of Houlihan-Parnes as well as clients of the firm.

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

Edward V. Regan. Mr. Regan is President of Baruch College of the City University of New York. Mr. Regan is the former Chairman of the Municipal Assistance Corporation and former Policy Advisor for the Jerome Levy Economics Institute. Mr. Regan previously served as the New York State Comptroller from 1979 to 1993.

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

Jeffrey E. Susskind. Mr. Susskind has served since 1999 as a consultant to Strome Investment, L.P., an investment management company and from 1992 through 1998 as a principal in its predecessor company, Strome, Susskind Investment Management, L.P. Mr. Susskind was also a director of Sheridan Energy, Inc., a publicly traded domestic independent energy company engaged in the production of oil and gas, and served, from 1998 to 1999, as its Chairman of the Board.


Board of Directors and Committees

The Company is managed by a eight-member Board of Directors. The Board of Directors has three standing committees, an executive committee, an asset management committee and an audit committee.

Executive Committee. The executive committee is comprised of Messrs. Bryant, Dworman and McDougal. The executive committee oversees the management of the day-to-day business and affairs of the Company and the implementation of the management of the Company's assets and reports with respect to its activities at each meeting of the Board of Directors.

Audit Committee. The audit committee is comprised of Messrs. Regan and Shapiro and Ms. Duke. The audit committee reviews and provides recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors, financial reporting practices and internal accounting and financial controls and procedures of the Company and monitors the Company's compliance with its policies and procedures. In addition, the audit committee also administers and reviews all compensation policies and provides recommendations to the Board of Directors with respect thereto. The Audit Committee reports its activities to the Board of Directors at each meeting of the Board of Directors.

Asset Management Committee. The asset management committee is comprised of Messrs. Bryant, Houlihan and Shapiro. The asset management committee oversees the performance of the asset portfolio of the Company and reports with respect to its activities at each meeting of the Board of Directors.

During fiscal year 2000, the Board of Directors held four meetings, including telephonic meetings. The audit committee held two meetings during the fiscal year. The asset management committee held four meetings during the fiscal year. The executive committee meets informally throughout the year, reporting its activities to the Board of Directors at each meeting of the Board of Directors. During fiscal year 2000, each director (other than Ms. Duke who was absent for one meeting) attended 100% of the total number of meetings of the Board of Directors and each director attended 100% percent of the total number of meetings of committees on which he or she served.

The Company's Board of Directors may, from time to time, establish certain other committees of the Board to facilitate the management of the Company. Directors will be elected in a manner consistent with, and shall serve for a term, as provided in the Company's Charter and Bylaws.

Executive Officers: In as much as the Predecessor Bank had disposed of its depository banking operations in connection with the sale of its branches and transfer of its deposits to HSBC Midland Bank in June 1996 (the "Branch Sale"), the Company as successor does not require a large staff of officers or employees to manage the business and affairs of the Company. Certain day-to-day management functions are performed by RB Management Company LLC pursuant to the terms of a management agreement. See "--Certain Relationships and Related Transactions".


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


                                      ---------------------------------------------------------
                                                        Annual Compensation
----------------------------------------------------------------------------------------------------------------
     Name and Principal                                                        Other                All Other
     Position                         Year        Salary        Bonus       Compensation          Compensation
     --------                         ----        ------        -----       ------------          ------------

     Nelson L.                        2000       $  24,000      $  --       $     --               $   --
     Stephenson                       1999          12,000         --             --
          President and

     Chief
     Executive                        2000       $ 150,000      $  --       $     --               $  14,313 (3)
     Officer                          1998         300,000         --         176,269 (1)             14,853 (3)
                                      1999         150,000         --          63,214 (2)            123,110 (3)

     Jerome R. McDougal
         Chairman of the Board,
          Chief Executive Officer
          and President

----------------------------------------------------------------------------------------------------------------


----------------------

     (1) - Consists of severance pay following Mr. McDougal's retirement from the offices of President and Chief Executive Officer in June 1998, in the amount of $150,000 and a housing allowance, club dues, automobile, driver expenses and health insurance premiums aggregating $26,269. Mr. McDougal received severance payments in equal biweekly installments through June 30, 2000. The Company has no remaining liability to Mr. McDougal for severance payments at June 30, 2000.

     (2) - Consists of a housing allowance, club dues, automobile and driver expenses (aggregating $21,548 for the year ended June 30, 1998), certain tax expense reimbursements and health insurance premiums.

     (3) - Consists of contributions of $9,000, $9,000 and $9,000 made by the Company to its 401(k) Tax Deferred Savings Plan, accruals of and earnings on deferred compensation in the amounts of $0, $0 and $110,053 and payments of $5,313, $5,853 and $4,057 for life and personal liability insurance premiums for the 2000, 1999 and 1998 periods presented, respectively.


Employment Arrangements:

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

Compensation Committee Interlocks and Insider Participation: Determinations regarding compensation of the Company's employees were previously made by the Compensation and Benefits Committee of the Board of Directors prior to the Branch Sale. Mr. McDougal was a member of the Compensation and Benefits Committee. Subsequent to the Branch Sale such determinations have been made by the Audit Committee.

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


ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information with respect to beneficial ownership of Common Stock and Preferred Stock by (i) each person known by the Company to own beneficially or of record more than 5% of Common Stock or Preferred Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all directors and executive officers as a group. The Company's Common Stock is not registered under Section 12 of The Securities Exchange Act of 1934, as amended, and therefore stockholders holding 5% or more of the Company's Common Stock are not required to file identifying and beneficial ownership information with the SEC. Other than with respect to the stockholders listed in the table below, the Company does not have access to information deemed reliable as to the beneficial ownership of its Common Stock. Unless otherwise indicated, each stockholder listed in the table has sole voting and investment powers as of August 16, 2000 with respect to the shares owned beneficially or of record by such person.


Name and Address                                   Amount and Nature of
of Beneficial Owner                                Beneficial Ownership      Percent of Common Stock
-------------------                                --------------------      -----------------------

Mr. Alvin Dworman                                      2,822,693                       39.8%
645 Fifth Avenue
New York, New York 10022

East River Partnership B(1)                              415,800                        5.9%
Madison Plaza
200 West Madison Street
Suite 3800
Chicago, Illinois 60606

Odyssey Partners, L.P.(2)                                415,800                        5.9%
31 West 52nd Street
New York, New York 10019

Francis L. Bryant                                           --                           --

Robin Chandler Duke                                         --

James J. Houlihan                                           --                           --

David J. Liptak                                             --                           --

Jerome R. McDougal                                         4,000

Edward V. Regan                                             --                           --

David A. Shapiro                                            --                           --

Nelson L. Stephenson                                        --                           --

Jeffrey E. Susskind                                         --                           --

All directors and executive officers as a group        2,826,693                       39.9%
(10 persons)

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

---------------------

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

The Management Company was newly formed in 1996 and is controlled by Alvin Dworman, who serves as its Managing Member. Mr. Dworman also owns 39.8% of the outstanding Common Stock of the Company.

The Management Company has access to the expertise, resources and business relationships accumulated by Mr. Dworman over 35 years in a wide variety of general business activities. Mr. Dworman currently serves as a member of the Real Estate Advisory Committee of the New York State Employee Retirement System and is a member of the Board of Trustees of the New York Law School. As an individual and as Chairman and Chief Executive Officer of the ADCO Financial Group, Mr. Dworman maintains investments in a number of financial services, banking and real estate entities. During his career, Mr. Dworman has founded, developed, owned and managed a wide variety of entities throughout the United States. Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B hold in the aggregate 51.5% of the Common Stock. In connection with the equity recapitalization offering in June 1994, Mr. Dworman, Odyssey Partners, L.P. and East River Partnership B agreed not to sell their Common Stock for a period of three years. In addition, such agreement provided that, for an additional two years, they would not sell their Common Stock without the approval of the Board of Directors of the Company under certain circumstances.

The terms of the Loan Agreement with HSBC include a requirement that, while any amount remains outstanding under the Facility, Mr. Dworman retain his 39.8% common stock interest in the Company and remain actively involved in the day-to-day management of the affairs of the Company and its assets.

The Management Company also employs certain individuals previously employed by the Predecessor Bank who were directly involved in managing the Company's real estate portfolio.

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

At June 30, 1996, the Company had an accrued aggregate liability to Fintek in the amount of $1,516,000 for services performed prior to that date. The services performed by Fintek on behalf of the Company prior to June 30, 1996 were primarily in connection with the Branch Sale. During fiscal years 2000 and 1999 the Company made aggregate cash payments to Fintek in the amount of $112,000 and $132,000. At June 30, 2000, the Company had no remaining aggregate liability to Fintek.

The Fintek Agreement was terminated by mutual consent of the Company and Fintek on June 28, 1996. Fintek has been engaged by the Management Company (at the Management Company's expense) to provide similar services to RB Management and the Company subsequent to the Branch Sale. See "Management."

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

During the year ended June 30, 2000, the Company accrued expenses for services provided by the Management Company in the amount of $1,250,000 for the Base Fee payable to the Management Company, $1,060,000 for the Asset Service Fee, and $279,000 for Asset Disposition Fees in accordance with the fee schedule outlined above. During 2000, the Company paid RB Management, LLC an aggregate amount of $2,033,000. At June 30, 2000, the Company had a remaining aggregate amount payable to the Management Company of $225,000.

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

                                     PART IV
ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)   The  following  financial   statements  of  the  Company  are  included
         elsewhere in this Form 10-K at the pages indicated and are incorporated by reference:

                                                                    Page
                                                                    ----

Report of Independent Auditor                                        F-2

Consolidated Statements of Financial Condition
         June 30, 2000 and 1999                                      F-3

Consolidated Statements of Operations
         Years ended June 30, 2000, 1999, and 1998                   F-4

Consolidated Statements of Changes in Stockholders' Equity
         Years ended June 30, 2000, 1999, and 1998                   F-5
Consolidated Statements of Cash Flows
         Years ended June 30, 2000, 1999, and 1998                   F-6

Notes to Consolidated Financial Statements                           F-8

[a](2) Certain financial statement schedules are omitted due to inapplicability or because the required financial information is shown in the Consolidated Financial Statements or Notes thereto.

[b] Reports on Form 8-K filed during the last quarter of the period covered by this report:

         None

[c]      Exhibits:

2.1* Agreement and Plan of Merger, dated as of October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

2.1b ** AmendmentNo. 1, dated as of May 15, 1998, to Agreement and Plan of Merger, October 9, 1997, by and between River Asset Sub, Inc. and River Distribution Sub, Inc.

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

3.3 *** Certificate of Designation of the 15% Noncumulative Perpetual Preferred Stock, Series A, $1.00 par value, of the Company.

3.4 ***  By-Laws of the Company.

4.0 + Indenture, dated as of December 30, 1998, by and between the Company and LaSalle National Bank, as Trustee (the "Indenture").

4.2 ++ First Supplemental Indenture, dated as of February 1, 1999 to the indenture.

10.1 Amended and Restated Credit Agreement dated as of January [ ], 2000 among the Company and other borrowers and HSBC USA.

10.2.* Management Agreement dated as of June 28, 1996, by and between River Bank America and RB Management Company LLC.

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule.

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

The Company has not mailed any proxy materials to its stockholders in connection with the Company's 2000 annual meeting of stockholders for its 2000 annual report to stockholders. The Company intends to prepare and mail such documents as soon as practicable following the setting of the record date for the annual meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      RB ASSET, INC.
                                       (Registrant)


Date: September 8, 2000  By: /s/Nelson L. Stephenson
                            ---------------------------
                                Nelson L. Stephenson
                                President and Chief Executive Officer
                                (principal executive and principal
                                financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                             /s/ Frank L. Bryant, Jr.
                                             ---------------------------
Date: September 8, 2000                      Frank L. Bryant, Jr.
                                             Director

                                             /s/ Alvin Dworman
                                             ---------------------------
Date: September 8, 2000                      Alvin Dworman
                                             Director

                                             /s/ David J. Liptak
                                             ---------------------------
Date: September 8, 2000                      David J. Liptak
                                             Director

                                             /s/ James J. Houlihan, Jr.
                                             ---------------------------
Date: September 8, 2000                      James J. Houlihan, Jr.
                                             Director

                                             /s/ Jerome R. McDougal
                                             ---------------------------
Date: September 8, 2000                      Jerome R. McDougal
                                             Director

                                             /s/ Edward V. Regan
                                             ---------------------------
Date: September 8, 2000                      Edward V. Regan
                                             Director

                                             /s/ David A. Shapiro
                                             ---------------------------
Date: September 8, 2000                      David A. Shapiro
                                             Director


                                             /s/ Jeffrey E. Susskind
                                             ---------------------------
Date: September 8, 2000                      Jeffrey E. Susskind
                                             Director

FINANCIAL STATEMENTS

                                 RB ASSET, INC.
                   Index to Consolidated Financial Statements


                                                                                                     Page
                                                                                                    -----
               Report of Independent Auditors                                                        F-2

               Consolidated Statements of Financial Condition
                     June 30, 2000 and 1999                                                          F-3

               Consolidated Statements of Operations
                     Years ended June 30, 2000, 1999, and 1998                                       F-4

               Consolidated Statements of Changes in Stockholders' Equity
                     Years ended June 30, 2000, 1999, and 1998                                       F-5

               Consolidated Statements of Cash Flows
                     Years ended June 30, 2000, 1999, and 1998                                       F-6

               Notes to Consolidated Financial Statements                                            F-8

               Schedule II - Valuation and Qualifying Accounts                                       F-34

               Schedule III - Real Estate and Accumulated Depreciation                               F-35

               Schedule IV - Investments in Real Estate                                              F-37


                         Report of Independent Auditors


The Board of Directors
RB Asset, Inc.

We have audited the consolidated statements of financial condition of RB Asset, Inc. (the "Company"), successor to River Bank America (see Note 1), as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. We have also audited the financial statement schedules listed in the Index to Financial Statements included in the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therin.




                                        /s/ Ernst & Young LLP


New York, New York
July 28, 2000

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2000 and 1999
                             (Dollars in Thousands)

                                     Assets

                                                                                June 30,             June 30,
                                                                                  2000                 1999
                                                                                  ----                 ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $5,550 and $3,264, respectively (note 11)                        $    99,321          $    92,438
Real estate held for disposal (note 12)                                                   2,040                2,040
      Allowance for fair market value reserve
      Under SFAS-121 (note 12)                                                              (40)                 (40)
                                                                                 --------------       --------------
     Total real estate held for disposal, net                                             2,000                2,000

Investments in joint ventures                                                             1,454                1,536
                                                                                  -------------        -------------
      Total real estate assets                                                          102,775               95,974
Loans receivable:
     Secured by real estate (note 8)                                                     32,339               53,697
     Commercial and consumer (note 9)                                                     7,247               10,314
     Allowance for possible credit losses (note 10)                                     (13,341)             (18,155)
                                                                                   ------------         ------------
         Total loans receivable, net                                                     26,245               45,856

Cash, due from banks and cash equivalents (note 6)                                       33,666               14,780
Cash, due from banks - restricted cash (note 6)                                           7,500               13,355
Investment securities available for sale (note 7)                                         1,170                1,294
Other assets (note 13)                                                                    2,425                3,147
                                                                                  -------------        -------------

    Total Assets                                                                    $   173,781         $    174,406
                                                                                    ===========         ============


                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006 (note 24)                       $     12,527         $     11,375
Borrowed funds (note 14)                                                                 52,033               50,557
Other liabilities (note 15)                                                              12,379               15,957
                                                                                   ------------         ------------
         Total Liabilities                                                               76,939               77,889
                                                                                   ------------         ------------

Commitments and contingencies (note 23)

Stockholders' equity:
15% non-cumulative perpetual preferred stock, Series A, par value                           938                  938
$1, liquidation value $25 (1,400,000 shares authorized, 937,777 shares issued and outstanding at June 30, 2000 and 1999)

Common stock, par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at June 30, 2000 and 1999)                        7,100                7,100
Additional paid-in capital                                                              100,439              100,439
Accumulated deficit (note 16)                                                           (10,507)             (10,956)
Securities valuation account (notes 1 and 7)                                             (1,128)              (1,004)
                                                                                 --------------        -------------
         Total stockholders' equity                                                      96,842               96,517
                                                                                  -------------         ------------

      Total liabilities and stockholders' equity                                    $   173,781          $   174,406
                                                                                    ===========          ===========




See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in Thousands, except per share data)



                                                                                    Year ended June 30,
                                                                                    -------------------
                                                                       2000                 1999                1998
                                                                       ----                 ----                ----
REVENUE:
Rental revenue and operations:
         Rental income and other property revenue                     $       15,258      $       14,940         $     13,779
         Property operating and maintenance expenses                         (10,667)            (10,521)             (10,884)
         Depreciation - real estate held for investment                      ( 2,311)             (2,338)                (383)
                                                                      ---------------     ---------------        -------------
   Net rental operations                                                       2,280               2,081                2,512

Other property income (expense):
         Net gain on sale of real estate                                       1,816               3,194                1,998
         (Recovery)/writedown of investments in real estate                     --                   107               (1,106)
                                                                      --------------      --------------         -------------
   Total other property income/(expense)                                       1,816               3,301                  892

Interest income:
         Loans receivable                                                      2,123               2,551                3,680
         Investment securities                                                    --                  --                   55
         Money market investments and other                                      674                 629                  462
         Provision for possible credit losses                                   --                  --                 (1,500)
                                                                      --------------      --------------         -------------
   Total interest income                                                       2,797               3,180                2,697

Other income:
         Gain on settlement of Branch sale contingencies, net                    500                  --                   --
         Loss on satisfaction of loan assets                                    (841)                 --                   --
         Realization of contingent participation revenues                      2,400               1,500                3,356
                                                                      --------------      --------------         ------------
   Total other income                                                          2,059               1,500                3,356

         Total revenues                                                        8,952              10,062                9,457
                                                                      --------------      --------------         ------------
EXPENSES:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006                    1,181                 524                   --
         Borrowed funds                                                        2,430               4,173                6,026
         Other                                                                    4                   62                   83
                                                                      --------------      --------------         ------------
              Total interest expense                                           3,615               4,759                6,109

   Other expenses:
         Salaries and employee benefits                                          219                 202                  900
         Legal and professional fees                                           1,307               1,460                2,305
         Management fees                                                       2,310               2,426                2,562
         Other                                                                   401                  60                  350
                                                                      --------------      --------------         ------------
              Total other expenses                                             4,237               4,148                6,117

         Total expenses                                                        7,852               8,907               12,226

Income (loss) before net gain on sale of investment securities and
                                                                      --------------      --------------         ------------
   before provision for (benefit from) income taxes                            1,100               1,155               (2,769)

Net gain on sales of investment securities                                        --                  --                1,697
                                                                      --------------      --------------         ------------
Income/(loss) before provision for income taxes                                1,100               1,155               (1,072)
                                                                      --------------      --------------        -------------

Provision for (benefit from) income taxes                                        651                 550                  434
                                                                      --------------      --------------         ------------
Net income/(loss)                                                                449                 605               (1,506)

Dividends declared on preferred stock                                           --                  --                    --
                                                                     ---------------      --------------        ------------

Net income/(loss) applicable to common stock                         $           449      $          605        $     (1,506)
                                                                     ===============      ==============        =============
Basic and diluted income (loss) per common share                     $         0.06       $         0.09        $      (0.21)
                                                                     ===============      ==============        =============





See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' EQUITY Years
                       ended June 30, 2000, 1999, and 1998
                             (Dollars in Thousands)


                                           Series A
                                             Non-
                                          cumulative
                                           Perpetual                    Additional        Retained                        Total
                                           Preferred       Common        Paid-in          Earnings       Securities   Stockholders'
                                             Stock         Stock         Capital         (deficit)       Valuation      Equity
                                        --------------------------------------------------------------------------------------------
Balances at June 30, 1997                     $  1,400      $  7,100        $111,170          $(10,055)     $ (1,105)      $108,510

Net loss for the year ended
     June 30, 1998                                  --            --              --            (1,506)           --         (1,506)

Preferred Stock dividends                           --            --              --                --            --             --

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                       --            --              --                --           179            179
                                              --------      --------        --------          --------      --------       --------

Balances at June 30, 1998                        1,400         7,100         111,170           (11,561)         (926)       107,183

Net income for the year ended
     June 30, 1999                                  --            --              --               605            --            605

Preferred stock dividends                           --            --              --                --            --             --

Reduction in Stockholders' Equity
resulting from the Preferred Stock
Exchange Offer (Note 24)                          (462)           --         (10,731)               --            --        (11,193)

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                       --            --              --                --           (78)           (78)
                                               --------     ---------      ---------          --------        -------       -------

Balances at June 30, 1999                          938         7,100         100,439           (10,956)       (1,004)        96,517

Net income for the year ended
     June 30, 2000                                  --            --              --               449            --            449

Preferred stock dividends                           --            --              --                --            --             --

Change in comprehensive income resulting
from changes in unrealized loss on
securities available-for-sale                       --            --              --                --          (124)          (124)



                                               --------     ---------      ---------      ------------       --------      --------
Balances at June 30, 2000                      $   938      $  7,100       $ 100,439      $    (10,507)      $(1,128)      $ 96,842
                                               ========     =========      =========      ============       ========      ========











See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2000, 1999, and 1998
                             (Dollars in Thousands)

                                                                                                 Year Ended
                                                                                                   June 30,
                                                                                                   --------
                                                                                  2000                1999               1998
                                                                                  ----                ----               ----
Operating Activities
Cash Flows Provided by (Used in) Operating Activities:
   Net income/(loss)                                                            $     449        $       605         $   (1,506)
   Adjustments to reconcile net (loss)/income to cash
     used in operating activities:
          Provision for possible credit losses                                         --                --               1,500
       (Recovery)/write downs of real estate assets                                    --               (106)             1,106
       Depreciation and amortization                                                2,311              2,338                383
          Amortization of capitalized issuance costs - Increasing Rate Junior
            Subordinated Notes due 2006                                               165                 68                --
          Net (gain)/loss on sale of investments in real estate                    (1,816)            (3,694)            (2,542)
          Net loss/(gain) on sales/satisfaction of loans, other investments
           and investment securities                                                  841                --              (5,241)
   Change in operating assets and liabilities:
       Net (increase)/decrease in accrued interest and
           preferred stock dividend receivable                                        (51)                40                405
       Net increase/(decrease) in accrued interest payable, net of additions to
           principal - Increasing Rate Junior Subordinated Notes due 2006             987                275               (486)
       Net (decrease)/increase in accrued income taxes                               (224)               503                 16
       Net (decrease)/increase in accrued expenses
           and other liabilities                                                   (3,354)               674             (3,439)
       Net decrease/(increase) in prepaid expenses and other assets                   773             (1,082)            (1,672)
       Cash effect of increases/(decreases) in allowance for
           possible credit losses                                                      74                352                372
       Other                                                                         --                 --                  172
                                                                                ---------         ----------         ----------
                Net cash provided by/(used in) operating activities                   155                (27)           (10,932)
                                                                                ---------         ----------         ----------
Investing Activities:
Cash Flows Provided by Investing Activities
   Proceeds from sales and maturities of investment
       securities, available for sale                                                 --                --                6,871
   Net repayment/(origination) of loans secured by real estate, net                16,846               --               18,812
   Net repayment/(reacquisition) of commercial and consumer loans                   1,850                69              (1,579)
   Net decrease in loans sold with recourse                                          --                 --                8,667
   Proceeds from distributions from joint venture partnerships                         82               --                 --
     Proceeds from sales of real estate held                                        2,839            13,077              16,583
   Additional fundings on real estate held                                        (10,217)             (655)             (5,069)
                                                                                ---------         ---------          ----------
           Net cash provided by investing activities                            $  11,400         $  12,491          $   44,285
                                                                                ---------         ---------          ----------


(Continued on following page)











See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2000, 1999, and 1998
                             (Dollars in Thousands)


(Continued from previous page)


                                                                                                    Year Ended
                                                                                                     June 30,
                                                                                                     --------
                                                                                    2000               1999              1998
                                                                                    ----               ----              ----
Financing Activities:
Cash Flows Provided by (Used in) Financing Activities:
     Decrease/(increase) in restricted cash                                  $         5,855    $        6,200     $      (14,459)
     Capitalization of issuance costs - Increasing Rate Junior Subordinated
          Notes due 2006                                                                  --              (319)                --
      Proceeds from borrowed funds                                                     3,706                --                 --
     Repayment of borrowed funds                                                      (2,230)          (10,000)            (5,509)
     Decrease in borrowed funds secured by loans
         sold with recourse, net of construction advances                                 --            (6,097)            (9,793)

            Net cash provided by (used in) financing activities                        7,331           (10,216)           (29,761)
                                                                             ---------------      -------------     -------------

Net increase in cash and money market investments                                     18,886             2,248              3,592

Beginning cash                                                                        14,780            12,532              8,940
                                                                              --------------    --------------      -------------

Ending cash                                                                    $      33,666     $      14,780      $      12,532
                                                                               =============     =============      =============

Supplemental Disclosure of Cash Flow Information

Cash paid for:
     Interest                                                                    $     3,457       $     4,449        $     6,594
     Federal, state and local income and franchise taxes                                 903               548                433

Non-cash transactions:
       Transfer of loans sold with recourse to real estate held
       for investment                                                                     --            13,959                 --

       Accrued interest payable added as additional principal - Increasing Rate
    Junior Subordinated Notes due 2006 (See Note 24)                                     994                --                 --












See Notes to Consolidated Financial Statements.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

Basis of presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short- term nature of such investments, investments in unconsolidated real estate partnerships are generally carried at cost, which results do not differ materially from generally accepted accounting principles, subject to periodic assessment of net realizable value. Gains on sales or dispositions of such investments are recognized dependent upon the terms of the transaction. Losses on sales or dispositions and any adjustments related to redetermination of net realizable value are charged to operations of the current period.

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

Investment and mortgage-backed securities: In accordance with Statement of Financial Accounting Standards No. 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities," at June 30, 2000, the balance of stockholders' equity included a $1.1 million unrealized loss on securities classified as available for sale.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


in interest income from the respective investments. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in net securities gains and losses. The cost of securities sold is based on the specific identification method.

Loans receivable, interest, and loan origination fees and costs: Loans receivable are stated at principal balances, net of deferred fees and costs. Interest on loans is accrued based on principal amounts outstanding. Loans are placed on non- accrual status when they become 90 days past due or at any time collection of principal or interest is doubtful unless, in the opinion of management, collection appears likely. Accrued but unpaid interest on such loans is reversed and interest income is subsequently recognized only to the extent that payments are received and when no doubt exists as to the collectibility of the remaining book balance of the asset. Interest is subsequently accrued when such loans return to full current status and have had a period of performance in accordance with a loan's terms.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible credit losses and the valuation of real estate held for investment. A substantial portion of the Company's loans are collateralized by real estate and, accordingly, the performance of such loans may be affected by market conditions for real estate. As of June 30, 2000, most of the Company's real estate held for investment is located in New York. The Company has 70% of its total assets in five real estate properties and loans. Accordingly, the ultimate collectibility of these assets collateralized by real estate is particularly susceptible to changes in local market conditions. Management believes that the allowance for possible credit losses is adequate and that real estate held for investment is properly recorded.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

Recent Accounting Pronouncements:

SFAS No. 133 and No. 137. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which was deferred until June 30, 2000 as a result of the promulgation of SFAS-137, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.

Other Pronouncements. In December, 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at June 30, 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

At June 30, 1996, the Predecessor Bank retained $285.5 million in assets, including primarily real estate assets and non- performing loans. The balance of the assets retained after the Branch Sale primarily consisted of performing loans (including loans sold with recourse, subordinated participations, junior subordinated participations, loans to facilitate the sale of real estate owned and mortgage and other loans) and a modest amount of cash and investment securities (collectively, the "Retained Assets"). Over the five year period preceding the Branch Sale, the Bank's primary loan origination focus was single-family (one-to-four units) and, to a lesser extent, multi-family (five or more units) residential loans secured by properties in the New York City metropolitan area. Primarily as a result of conditions imposed by the NYSBD and the terms of the HSBC Facility, subsequent to June 28, 1996, the Predecessor Bank and the Company have not originated a material amount of loans.

Subsequent to the closing of the Branch Sale, the Company no longer retained a significant number of employees to manage the Company's affairs. Rather, day-to-day management responsibilities of the Company have been obtained from RB Management Company, LLC ("RB Management"), a management company affiliated with Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company.

4.  Regulatory capital requirements

Subsequent to the termination of the Predecessor Bank's status as an insured nonmember bank by the FDIC and the reorganization of the Predecessor Bank into a Delaware corporation, the Company is no longer subject to the regulatory capital requirements of either the FDIC or the Banking Department.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


5.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the years ended June 30, 2000, 1999, and 1998, respectively. The Company had no securities outstanding that were convertible to common stock at June 30, 2000, 1999 and 1998.


6.  Cash due from banks and cash equivalents

Included in Cash, due from banks and cash equivalents at June 30, 2000, are approximately $2.5 million in Funds maintained on deposit by wholly-owned subsidiaries and required to meet ongoing cash flow requirements of those subsidiaries. At June 30, 2000, HSBC had restricted a total of $7.5 million in funds, held on deposit with HSBC, in accordance with the terms of the HSBC Facility agreement. At June 30, 1999, HSBC had restricted a total of approximately $13.4 million. Restricted funds held by HSBC are not available to the Company for the settlement of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility agreements.


7.  Investment securities available for sale, net

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 2000 are as follows:

                                                                   Gross              Gross
                                               Amortized        Unrealized          Unrealized     Estimated
                                                 Cost              Gains              Losses         Value
                                             -----------       ------------         ----------    ----------

              Equity securities              $          2,298  $         --       $   (1,128)     $     1,170
                                             ================  =============      ===========     ===========

The amortized cost of investment securities available for sale and their estimated fair values at June 30, 1999 are as follows:

                                                                   Gross              Gross
                                               Amortized        Unrealized          Unrealized     Estimated
                                                 Cost              Gains              Losses         Value
                                             ------------      ------------         -----------     ---------

              Equity securities              $      2,298      $           --    $        (1,004) $           1,294
                                             ============      ===============   ================ =================


                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


8.  Loans receivable, secured by real estate

Loans secured by real estate at June 30, 2000 and 1999 consist of the following:


                                               June 30,             June 30,
                                                2000                  1999
                                               ------                -----
One-to-four family residential                 $   1,031           $  1,229
Multi-family residential                          31,308             21,519
Commercial                                          --               30,949
                                              ----------          ---------
                                               $  32,339           $ 53,697
                                              ==========           ========

In accordance with SFAS No. 114 (SFAS-114), "Accounting by Creditors for Impairment of a Loan," the Company considers a loan impaired if, based on current information and events, it is probable that all amounts due under the loan agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral.

At June 30, 2000 and 1999, the recorded investment in loans that are considered to be impaired under SFAS-114 were $14,450 and $18,047, respectively (of which $14,450 and $16,191 were on a non-accrual basis). The related allowance for credit losses is $6,679 and $7,679. The average investment in impaired loans during the years ended June 30, 2000 and June 30, 1999, were $16,523 and $18,589, respectively. For the years ended June 30, 2000 and June 30, 1999 the Company recognized interest income on those impaired loans of $81 and $84, respectively, using the cash basis of income recognition.

At June 30, 2000 and 1999, the Company had restructured 2 and 3 loans, respectively, secured by real estate which aggregated $31,308 and $20,882, respectively. The amount of interest on these loans that was included in interest income for the year ended June 30, 2000, and 1999 is $793 and $501.


9. Commercial and consumer loans

Commercial and consumer loans at June 30, 2000 and 1999 consist of the following:


                                         June 30,            June 30,
                                           2000                1999
                                          ------              -----
Commercial loans:
     Secured                             $       1,000        $       2,520
     Unsecured                                   6,247                5,939
                                         -------------        -------------
                                                 7,247                8,459
Consumer loans:
     Student education loans                       --                 1,855
                                         -------------        -------------

Total commercial and consumer loans      $       7,247        $      10,314
                                         =============        =============


During the year ended June 30, 2000, the Company's portfolio of consumer loans, which consisted of receivables secured by student education loans was repaid in full.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


10.  Allowance for possible credit losses

The following is an analysis of the allowance for possible credit losses for the years ended June 30, 2000 and 1999:


                                               2000                  1999
                                           ------------         ------------
Balance at July 1, 1999 and 1998           $     18,155         $     20,037
Provision charged to operations                      --                   --
Charge-offs, net of recoveries                   (4,814)              (1,882)
                                           ------------         ------------
Balance at June 30, 2000 and 1999          $     13,341         $     18,155
                                           ============         ============


Charge-offs, net of recoveries, relate to losses incurred and recoveries realized in the sale or liquidation of assets.

At June 30, 2000, the total provisions for possible credit losses were allocated to real estate loans in the amount of $8,634 and to commercial and consumer loans in the amount of $4,707. At June 30, 1999, the total provisions for possible credit losses were allocated to real estate loans in the amount of $15,815 and to commercial loans in the amount of $2,340.


11.  Real estate held for investment

Real estate held for investment at June 30, 2000 and 1999, respectively, consists of the following:


                                   June 30, 2000               June 30, 1999
                                   -------------               -------------
                            Number of                 Number of
                            Properties    Amount      Properties     Amount
                            ----------    ------      ----------     ------
Land Held for Development        2        $  15,625       2         $  13,774
Multi-family                     3           58,962       3            60,327
Commercial real estate:
   Office buildings              2           23,749       2            17,577
Other                            1              985       1               760
                                ---       ---------      ---       ----------
                                 8        $  99,321       8         $  92,438
                                ===       =========      ===       ==========

At June 30, 2000, the Company's principal real estate held for investment properties consists of a multi-family apartment complex located in Philadelphia, PA, an office building complex in Atlanta, GA, co-operative apartment shares in New York, NY and two parcels of land held for development located in the Borough of The Bronx, New York, New York. The book values of the three real estate investment properties held for investment are $53.7 million, $19.0 million and $7.1 million, respectively and the book value of the land held for development is $15.6 million .

The Company has used currently-available information to establish valuations for real estate held for investment at June 30, 2000. Although the best available information was used to determine real estate valuations and corresponding reserves for possible loan losses, future writedowns of real estate held for investment may be necessary based on changes in economic conditions, the receipt of newly-available information involving specific properties, or changes in management strategies.

In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At June 30, 2000, approximately $3.7 million had

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


been advanced under the Construction Loan. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000, which has been added to the outstanding balance of the Construction Loan and has also been accounted for as an addition to the Company's investment in the office complex project.

12.  Real estate held for disposal

Real estate held for disposal, net of a valuation allowance of $40 at both June 30, 2000 and 1999, respectively, consists of $2.0 million in units within multi-family residential expected to be sold within one year. There was no activity in the valuation allowance for real estate held for disposal for the years ended June 30, 2000 and 1999.

At June 30, 2000 and 1999, the Company's principal real estate held for disposal properties consisted of co-operative apartment shares in New York, NY, from which only minimal rental income was derived. Net rental income from investments in real estate held for sale were $31 and $66 for the years ended June 30, 2000 and 1999, respectively.

Management believes that the allowance for possible losses is adequate and that real estate held for disposal is properly valued. The Company has used currently available information to establish reserves and resultant net valuations for real estate held for disposal at June 30, 2000 and 1999.


13.  Other assets

Other assets at June 30, 2000 and 1999 consist of the following:

                                                     June 30,      June 30,
                                                        2000         1999
                                                        ----         ----
      Accrued interest receivable                   $    546       $     348
      Prepaid pension expenses and other assets        1,879           2,799
                                                    --------       ---------
                                                    $  2,425       $   3,147
                                                    ========       =========

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


14.  Borrowed funds

Borrowed funds and weighted average year-end interest rates at June 30, 2000 and 1999 consist of the following:


                                                   June 30, 2000                June 30, 1999
                                                   -------------                -------------
                                                              Weighted                         Weighted
                                             Year-end          Average       Year-end           Average
                                              Amount            Rate          Amount             Rate
                                              ------            ----          ------             ----
Loan facilities (HSBC)                       $   48,327         4.89%      $    50,557             6.53%
Construction financing (Bank of
 America)                                         3,706         8.63              --                 --
                                             ----------                    -----------
                                             $    52,033                   $    50,557
                                             ===========                   ===========

Average cost of funds during
     the year ended                                             5.85%                              6.62%
                                                                =====                              =====


Initial Facility with HSBC: The closing of the Branch Sale was conditioned upon the Company's obtaining financing with terms reasonably acceptable to the Company and determined to be adequate to permit consummation of the Branch Sale. At June 28, 1996, the Company obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount not to exceed of $100.0 million. As of June 30, 1996, HSBC had extended $89.8 million under the Facility to the Company.

Proceeds of the Facility were utilized by the Company to (i) refinance all or part of the certain indebtedness secured by assets to be transferred to HSBC, including all or a substantial part of the outstanding advances from the Federal Home Loan Bank and (ii) provide additional funds for the development and completion of two individual real estate assets as part of the Company's operations subsequent to the Branch Sale.

Each of the individual loans included in the Facility were structured as three-year term loans with options to extend the initial term for two additional one-year periods subject to the Company's achieving pre-agreed minimum repayment amounts which are equal to 60% and 30% of the original aggregate amount of the Facility and remaining fully current on all obligations and in compliance with all covenants. The Company remained current on all obligations and remained in compliance with all covenants related to the Facility. Accordingly, the agreement was extended by mutual agreement between the Company and HSBC in June 1999 through June 30, 2000.

The Facility was secured by first priority mortgage liens on eleven of River Bank's real estate assets approved by HSBC and collateral assignments of first priority mortgages held by the Predecessor Bank (the "Primary Collateral"). Each of the loans was cross defaulted with each other and cross collateralized by all collateral for the Facility. As additional collateral for the Facility, each loan was also secured by first priority mortgages (or, where applicable, a collateral assignment of first priority mortgages held by the Company), stock pledges and assignment of partnership interests and assignment of miscellaneous interests on additional Bank assets (the "Additional Collateral"). The Company collaterally assigned to HSBC all of the cash flow from the Primary Collateral and the Additional Collateral. Substantially all net proceeds from the sale of Primary Collateral assets by the Predecessor Bank and, later, the Company, were applied to the prepayment of the Facility.

The Facility was priced at 175 basis points over LIBOR for the initial six months following June 28, 1996, automatically increasing by 25 basis points at the beginning of each of the subsequent three six month periods and will be priced at 275 basis points over LIBOR for the third year of the Facility. In the event that the Company elects to exercise its option to

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


extend the initial term of the Facility, the Facility will be priced at 300 basis points over LIBOR during the initial one year extension and 325 basis points over LIBOR during the second one year extension. Following maturity or an event of default, the Facility will accrue interest at a specified default rate.

The terms of the Facility agreement required that while any amounts remain outstanding under the Facility, the Company must receive HSBC's prior written consent to, among other things, materially alter its charter or by-laws, incur additional corporate indebtedness and liens, make any distributions to stockholders or repurchases or redemptions of capital stock, acquire additional assets, exchange existing assets with a third party or assume additional liabilities as a result of any proposed merger transaction.

On October 1, 1998, a modification of the loan agreement between HSBC and the Company became effective. This modification effectively reduced the rate of interest paid by the Company to HSBC by providing compensating balance credits to the Company for funds it held on deposit with HSBC. As a result of this modification the average interest paid to HSBC declined from approximately 8.17% in 1998 to 6.53% in 1999 and declined further to 4.89% in 2000. The decline in the effective interest rate paid to HSBC for the facility in 2000, as compared with 1999, was also partially attributable to a refinancing of the Facility which took place in January 2000 (see below).

Refinanced Facility with HSBC. On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The Facility is secured by a first lien on two properties, certain cooperative shares in a third property and a restricted cash collateral account (the Special Collateral) in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of dividends on the Company's Preferred Stock as well as other capital transactions.

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's restricted cash of $29.4 million, from $36.9 million at June 30, 1999 to $7.5 million at June 30, 2000.

Under the terms of the modified agreement, the Facility currently is subject to a an annual interest rate equal to the Prime lending rate, or the three-month London Interbank Offered Rate (LIBOR) plus 2%, at the option of the Company. Notwithstanding the foregoing, interest on the Facility shall accrue at 2% per annum on the portion of the outstanding Facility balance that is equal to the combined balances of the Special Collateral account and the portion of unrestricted funds that remain on deposit with HSBC.

At June 30, 2000, the Company had $48.3 million in borrowed funds outstanding under the Facility. The Company will make monthly payments to HSBC of interest, as calculated according to the formula outlined above, and scheduled principal reductions based on a hypothetical loan amount of $34.8 million. Minimum scheduled principal reduction payments under this provision of the Facility agreement approximate $800,000 per year.

Construction Loan Facility. In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At June 30, 2000, approximately $3.7 million had been advanced under the Construction Loan. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


the year ended June 30, 2000, which has been added to the outstanding balance of the Construction Loan and has also been accounted for as an addition to the Company's investment in the office complex project.

15.  Other liabilities

Other liabilities at June 30, 2000 and 1999 consist of the following:

                                                      June 30,       June 30,
                                                        2000           1999
                                                       ------         -----
Accrued interest payable                           $      725     $      754
Accrued income taxes                                    6,066          6,290
Accounts payable and accrued expenses                   1,286          4,120
Postretirement benefits obligation                      3,423          3,914
Preferred Stock dividend, declared and unpaid             879            879
                                                   ----------     ----------
                                                   $   12,379     $   15,957
                                                   ==========     ==========

16.  Stockholders' equity

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)



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

The Company had 937,777, 937,777, and 1,400,000 shares of its Preferred Stock, which were issued in connection with the Offering, outstanding at June 30, 2000, 1999, and 1998. During the year ended June 30, 1999, 462,223 shares of the Company's Preferred Stock were exchanged for Increasing Rate Junior Subordinated Notes due 2006 under the terms of the Company's Preferred Stock Exchange Offer. See Note 24, below.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

As a result of the capital stock distribution steps described in Note 2 to the Consolidated Financial Statements, all of the capital stock of an interim predecessor of the Company was distributed to stockholders of the Predecessor Bank on a share-

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


for-share basis such that following consummation of the Reorganization each holder of the capital stock of the Predecessor Bank is now the holder of corresponding capital stock of the Company. The capital stock of the Company has rights and privileges substantially identical to those of the capital stock of the Predecessor Bank.


17.  Income taxes

At June 30, 2000, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $105.6 million attributable to tax-basis operating losses incurred in 1991 through 2000. The Company's NOL's may be carried forward 15 or 20 years and will expire in years 2006 through 2020.

For income tax purposes, certain deductions of "closely held" corporations from "passive activities" are generally deductible only against either income from passive activities or net income from an active trade or business. Passive activity losses in excess of the amounts currently allowed are suspended and may be carried forward indefinitely to offset taxable income from passive activities or from an active trade or business in future years, or will generally be fully deductible upon a complete disposition of the underlying passive activity. At June 30, 2000, the Company had suspended passive activity losses for federal income tax purposes of approximately $2,306, suspended passive activity credits, which are subject to similar limitations, of approximately $5.5 million and additional non-passive credits of $555 and $784 which were generated in 1995 and 1994, respectively, and will expire in the years 2009 to 2010 if not used. Alternative minimum tax payments of $2.5 million may be carried forward as a credit to offset regular federal tax liabilities in future years, subject to certain limitations.

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

Under current tax law, the Company's ability to utilize certain tax benefits in the future may be limited in the event of an "ownership change," as defined by the Internal Revenue Code Section 382 and the regulations thereunder. In the event that the Offering discussed in Note 17 is deemed to result in an ownership change, the subsequent utilization of net operating loss carryforwards, suspended passive activity losses and credits, alternative minimum tax credit carryforwards and certain other built-in losses would be subject to an annual limitation as prescribed by current regulations. The application of this limitation could have a material effect on the Company's ability to realize its deferred tax assets. The Company is of the view that no ownership change of the Company has occurred as a result of the Offering. The Company believes that the Offering, when combined with prior changes in ownership of stock of the Company and other transactions affecting ownership of the capital stock of the Company which occurred in connection with the Offering, also did not result in an ownership change of the Company. However, the application of Section 382 is in many respects uncertain. In assessing the effects of prior transactions and of the Offering under Section 382, the Company made certain legal judgments and certain factual assumptions. The Company has not requested nor received any rulings from the IRS with respect to

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


the application of Section 382 to the Offering and the IRS could challenge the Company's determinations. The significant components of the net tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities at June 30, 2000, 1999 and 1998 are presented below:

                                                                      June 30,            June 30,           June 30,
                                                                        2000                1999               1998
                                                                        ----                ----               ----
Deferred tax assets:
    Net operating loss carryforwards                                $    36,977         $    35,604        $    31,136
    Allowance for credit losses and valuation allowances                  9,272              10,703             12,213
    Suspended passive activity losses                                       949                 277                277
    Suspended passive activity credit carryforward                        6,791               6,791              8,236
    Interest accrued on non-performing loans                             17,930              12,817              9,854
    Alternative minimum tax credit carryforward                           2,500               2,500              2,500
    Non-deductible reserves and contingencies                             3,324               3,485              4,129
      Other                                                                 310                 310                341
                                                                    -----------         -----------        -----------
       Total gross deferred tax assets                                   78,053              72,487             68,686

       Less: Valuation allowance                                         48,183              46,179             49,456
                                                                    -----------         -----------        -----------
       Net deferred tax assets                                      $    29,870         $    26,308        $    19,230
                                                                    ===========         ===========        ===========

Deferred tax liabilities:
     Tax losses on partnership ventures                             $    29,575         $    26,013        $    18,863
     Tax over book depreciation                                             295                 295                367
                                                                    -----------         -----------        -----------
       Total deferred tax liabilities                               $    29,870         $    26,308        $    19,230
                                                                    ===========         ===========        ===========

The Company's ability to realize the excess of the gross deferred tax asset over the gross deferred tax liability is dependent upon its ability to earn taxable income in the future. As a result of recent losses and other evidence, this realization is uncertain and a valuation allowance has been established to reduce the deferred tax asset to the amount that management of the Company believes will more likely than not be realized. The valuation allowance increased during the fiscal year ended June 30, 2000 by $2.0 million. This increase relates to the increase in the excess of the gross deferred tax assets over the gross deferred tax liability.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


The components of the provision for income taxes for the fiscal years ended June 30, 2000, 1999 and 1998 are as follows:


                                June 30,       June 30,         June 30,
                                  2000           1999             1998
                                  ----           ----             ----
Current:
   Federal                     $      --      $     --      $      --
   State and local(benefit)           651           550            434
Deferred                              --            --             --
                               ----------    ----------     ----------
                               $      651    $      550     $      434
                               ==========    ==========     ==========

The table below presents a reconciliation between the expected tax expense (benefit) and the recorded tax provision for the fiscal years ended June 30, 2000, 1999 and 1998 which have been computed by applying the statutory federal income tax rate (35%) to income/(loss) before provision for income taxes.


                                                    June 30,           June 30,           June 30,
                                                      2000               1999               1998
                                                      ----               ----               ----
Federal income tax expense at statutory rates         $       385      $       211       $      (528)
Increase in tax resulting from:
State and local income taxes, net of federal
     income tax effect                                        423              358               283
Effect of net operating loss not currently
   recognized                                                (808)            (569)              245
                                                      -----------      ------------      -----------
                                                      $       --       $        --       $        --
                                                      ===========      ===========       ===========


18.  Leases

The Company is not obligated for any material amounts under the terms of any non-cancelable operating leases.


19.  Other operating expenses

During the year ended June 30, 2000, the Company accrued expenses for services provided by RB Management in the amount of $1,250 for corporate management services, $1,060 for asset management services, and $280 for Asset Disposition Fees in accordance with a fee schedule agreement between the two entities. During 2000, the Company paid RB Management an aggregate $2,033. At June 30, 2000, the Company had a remaining payable balance due to RB Management of $225.


20.  Retirement and other employee benefits

The Company maintains a noncontributory defined benefit retirement plan (the "Plan") in which substantially all employees participated. The Plan provides benefits based on the participant's years of service and compensation.

The tables on the following page provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets for the years ended June 30, 2000, 1999 and 1998 and a statement of the funded status of the Plans as of June 30, 2000, 1999 and 1998.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)



                                                        June 30,         June 30,         June 30,
                                                          2000             1999             1998
                                                         ------           ------           -----
Reconciliation of the benefit obligation

    Obligation at July 1                             $        5,605   $       5,691    $       5,481

    Service cost                                                 --              --               --
    Interest cost                                               429             417              397
    Plan amendments                                              --              --               --
    Actuarial (gain) loss                                       126            (128)             165
    Benefit payments                                           (383)           (375)            (352)
                                                     --------------   -------------    -------------
    Obligation at June 30                            $        5,777   $       5,605    $       5,691
                                                     ==============   =============    =============

Reconciliation of fair value of plan assets

    Fair value of plan assets at July 1              $        5,710   $       5,800   $        5,872
    Actual return on plan assets (net of expenses)              400             285              280
    Employer contributions                                       --              --               --
    Benefit payments                                           (383)           (375)            (352)
                                                     --------------   -------------   --------------
    Fair value of plan assets at June 30             $        5,727   $       5,710   $        5,800
                                                     ==============   =============   ==============

Funded status

    Funded status at June 30                         $          (49)  $         (90)  $          109
    Unrecognized transition (asset) obligation                  --               --               --
    Unrecognized prior service cost                             --               --               --
                                                                --               --               --
    Unrecognized (gain) loss                                  1,261           1,347            1,180
                                                     ---------------  -------------   --------------
    Net amount recognized                            $        1,212   $       1,257   $        1,289
                                                     ===============  =============   ==============


The following table provides the amounts recognized in the statement of financial condition as a component of other assets at June 30, 2000, 1999 and 1998:


                                     June 30,        June 30,        June 30,
                                       2000            1999            1998
                                      ------          ------          -----
Prepaid benefit cost             $      1,212    $      1,257    $      1,289
Accrued benefit liability                --              --              --
Intangible asset                         --              --              --
                                 ------------    ------------    ------------
Net periodic pension benefit     $      1,212    $      1,257    $      1,289
                                 ============    ============    ============

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


The following table provides the components of the net periodic benefit cost for the Plan for the years ended June 30, 2000, 1999 and 1998:


                                                      June 30,        June 30,       June 30,
                                                        2000            1999           1998
                                                       ------          ------           -----
Service cost                                       $      --       $       --      $      --
Interest cost on projected benefit obligation             429              413            397
Expected return on plan assets                           (400)            (407)          (413)
Amortization of transition (asset) obligation             --               --             --
Amortization of prior service cost                        --               --             --
Amortization of net (gain) loss                            23               25             27
                                                   ----------      -----------     ----------
Net periodic pension cost/(credit)                 $       52      $        31     $       11
                                                   ==========      ===========     ==========




The weighted average assumptions used in the measurement of the Company's benefit obligations at June 30, 2000, 1999 and 1998 are provided in the following table:


                                                                   June 30,         June 30,         June 30,
                                                                     2000             1999             1998
                                                                    ------           ------           -----
Weighted average discount rates                                     7.75%            7.25%           7.25%
                                                                    -----            -----           -----
Expected weighted average long-term rate of return on assets        7.25%            7.25%           7.25%
                                                                    -----            -----           -----


In connection with contractual termination agreements, certain former officers of the Company have been granted additional retirement benefits, net of amounts provided by the Plan, based in part on additional years of service and early retirement subsidies. These retirement benefits are accounted for as deferred compensation arrangements. The liability for these retirement benefits at June 30, 2000, 1999 and 1998 aggregated $702, $722 and $746, respectively. The related expense for the years ended June 30, 2000, 1999, and 1998 was $403, $192 and $192, respectively.

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

In addition to providing retirement benefits, the Company provides various health care and life insurance benefits for retired employees. These benefits are provided through insurance companies and health care organizations and are primarily funded by contributions from the Company and its employees. Subsequent to December 31, 1993, the Company amended its retiree health care which became effective April 1, 1994 to require contributions from retirees including deductibles, co- insurance and reimbursement limitations.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


21.  Postretirement benefits other than pensions

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

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of July 1, 1994.

The funded status of the Company's Plan at June 30, 2000, 1999, and 1998 is as follows:



                                                                       June 30,         June 30,          June 30,
                                                                         2000             1999              1998
                                                                        ------           ------            -----
Accumulated postretirement benefit obligation:
     Retired employees                                               $    (2,551)     $    (3,170)      $    (3,784)
         Fully eligible plan participants                                     --               --                --
         Other active plan participants                                       --               --                --
                                                                     -----------      -----------       -----------
     Unfunded postretirement benefit obligation                           (2,551)          (3,170)           (3,784)
Unrecognized net (gains) / losses                                           (872)            (744)             (568)
Unrecognized transition obligation                                            --               --                --
                                                                     -----------      -----------       -----------
     Accrued postretirement benefit liability                        $    (3,423)     $    (3,914)      $    (4,352)
                                                                     ===========      ===========       ===========


The net periodic postretirement benefit cost of the Company's Plan for the years ended June 30, 2000, 1999, and 1998 include the following components:



                                                         June 30,          June 30,         June 30,
                                                           2000              1999             1998
                                                          ------            ------           -----
Service cost                                           $       --        $       --       $       --
Interest cost                                                 207               210              207
Recognized gains                                              (57)               --               --
Amortization of transition obligation                          --                --              (13)
                                                       ----------        ----------       ----------
Net periodic postretirement benefit cost               $      150        $      210       $      194
                                                       ==========        ==========       ==========


For measurement purposes, an 8.0% annual increase in the per capita cost of covered health care benefits was assumed for fiscal 2000 and 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2000 by $286 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 2000 by $19.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 7.25% for the years ended June 30, 2000 and 1999. As the plan is unfunded, no assumption was needed as to the long term rate of return of assets.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


22.  Fair value of financial instruments

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2000, 1999 and 1998:


                                                 June 30, 2000              June 30, 1999            June 30, 1998
                                                 -------------              -------------            -------------
                                             Carrying      Estimated     Carrying     Estimated   Carrying     Estimated
                                              Amount       Fair Value     Amount     Fair Value    Amount     Fair Value
                                              ------       ----------     ------     ----------    ------     ----------
Cash and due from banks                       $ 41,166     $   41,166    $  28,135   $  28,135    $   32,087   $   32,087
Investment securities available for sale, net    1,170           1,170       1,294       1,294         1,373        1,373
Accrued interest receivable                        546             546         348         348           388          388
Gross loans receivable:
     Secured by real estate                     32,339          32,339      53,697      53,697        59,006       59,006
     Consumer                                       --              --       1,855       1,855         1,972        1,972
     Loans sold with recourse, net                  --              --          --          --        15,781       15,781
Borrowed funds                                  52,033          52,033      50,557      50,557        68,760       68,760
Accrued interest payable                           725             725         754         754           479          479


The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Short term instruments: For short term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

     Approximately $7,247, $8,459 and $8,459, of the Company's $39,586,  $64,011
     and $65,181 total loans receivable relate to commercial loans at June 30, 2000, 1999 and 1998, respectively. The Company believes that dollar amounts relating to commercial loans are relatively small in comparison to total loans receivable at June 30, 2000, 1999 and 1998, and that an estimate of fair value of commercial loans cannot be made without incurring excessive costs. Therefore, the Company concludes that it is not practicable to estimate the fair value of its commercial loan portfolio.

     The Company's estimates of impairment due to collectibility concerns related to these loans are included in the allowance for possible credit losses. The weighted average of the effective interest rates and the weighted average maturity dates of commercial loans are 7.88% and 0.09 years, 8.22% and 1.09 years and 8.22% and 2.09 years at June 30, 2000, 1999 and 1998, respectively.

     Borrowed funds: Fair values of borrowed funds are based on the discounted values of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowed funds of similar remaining maturities.


23.  Commitments and contingencies

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


24.  Preferred Stock Exchange Offer

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

Description of the Subordinated Notes. The following narrative describes the Subordinated Notes, issued by the Company on December 30, 1998:

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

The Company believes that the Allegations are without merit and intends to vigorously oppose the Action. Consequently, the Company and the other defendants responded to the Action by filing a motion to dismiss on December 21, 1998. The motion was argued before the court on February 23, 1999. The court issued its decision on December 2, 1999. The court granted in part the Company's motion and dismissed the causes of action based upon fraudulent conveyance, breach of fiduciary duty, breach of duty of disclosure and ultra vires acts and ordered the remainder of the Action to continue. Both the Plaintiffs and the Defendants have completed discovery and filed motions for summary judgement on June 29, 2000. The motions remain pending before the court.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years ended June 30, 2000, 1999, and 1998
                  (Dollars in thousands, except per share data)


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

Interest Expense. The Subordinated Notes carry an interest rate of 8%, which will rise to 8.5% for the 37th to 42nd month following the issuance date and to 9.0% in the 43rd to 48th months following the issuance date. All interest will be compounded semi-annually, following December 30, 1998, the date of Subordinated Notes issuance. The Subordinated Notes were discounted at issuance, on the Financial Statements of the Company, by $363 in order to provide a level cost of funds for the Subordinated Notes of 9.0%. This rate is consistent with debt instruments of similar credit quality and maturity structure at the time the Subordinated Notes were issued. During the year ended June 30, 2000, accrued interest expense, in the amount of $1,181 (including accretion expense for the effective yield discount and debt issuance costs of $191) was recognized for the year ended June 30, 2000.

FINANCIAL SCHEDULES


                                 RB ASSET, INC.
                                  June 30, 2000
                    Index to Consolidated Financial Schedules


                                                                  Page

     Valuation and Qualifying Accounts (Schedule II)
                       Year ended June 30, 2000                   F-34


     Real Estate and Accumulated Depreciation (Schedule III)      F-35
                       Year ended June 30, 2000


     Investments in Real Estate Assets (Schedule IV)              F-37
                       Year ended June 30, 2000

                                 RB ASSET, INC.
                                    FORM 10-K
                 VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)
                                  JUNE 30, 2000
                             (dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               Additions -     Additions - Charged
                                               Balance at    Charged to Costs       to Other                          Balance at
              Description                     Beginning of     and Expenses         Accounts        Deductions       End of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended June 30, 2000
Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate        $   15,815    $      --       $    (3,584)         $     3,597 [3]   $     8,634
     Allowance for possible credit losses -
           commercial and consumer loans            2,340           --             3,584                1,217             4,707
      Securities valuation account                  1,004           --               124  [1]             --              1,128
                                               ----------    ---------       ------------         -----------       -----------
                                                  $19,159    $      --       $       124          $     4,814       $    14,469
                                               ==========    =========       ============         ===========       ===========

Year Ended June 30, 1999
Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate        $   17,697    $      --       $      --            $    1,882 [3]    $   15,815
     Allowance for possible credit losses -
           commercial and consumer loans            2,340           --              --                   --              2,340
      Securities valuation account                    926           --                78                 --              1,004
                                               ----------    ---------       -----------          -----------       -----------
                                               $   20,963    $      --       $        78          $     1,882       $    19,159
                                               ==========    =========       ============         ===========       ===========

Year Ended June 30, 1998
Deducted from assets accounts:
     Allowance for possible credit losses -
           loans secured by real estate            25,787    $   1,500       $      --            $    9,590 [3]    $    17,697
     Allowance for possible credit losses -
           commercial and consumer loans            5,783           --              --                 3,443 [3]          2,340
      Securities valuation account                  1,105           --              --                   179 [2]            926
                                                ---------    ---------       ------------         ----------        -----------
                                                  $32,675    $   1,500       $      --            $   13,212        $    20,963
                                                  =======    =========       ============         ==========        ===========

------------------------------------------------------------------------------------------------------------------------------------

Notes to Valuation and Qualifying Accounts Schedule:


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

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 2000
                             (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                  Cost capitalized subsequent
                                                  Initial cost to complete                to acquisition
                                                --------------------------------------------------------------------------
                                                           Building and
     Description                 Encumberances    Land     improvements  Improvements  Deductions    Description
--------------------------------------------------------------------------------------------------------------------------
Alden Park                         $ 39,266      $ 11,221    $ 39,769     $  5,829     $    --             (3)
 Multi-family apartment bldg.
  Philadelphia, PA
Royal York                            6,306         1,479      20,099        4,322       18,414       Unit sales (2)
 Multi-family apartment bldg.
  New York, NY
260 W. Sunrise                        2,755           370       5,616          --           --        Unit sales
 Office complex
 North Woodmere, NY
86 West                                 --            165       1,100          423          661       Sales (3)
 Condominium
 New York, NY
Kingston Atlanta                      3,706         2,488      22,901        6,756       12,402
 Mixed use commercial
 Atlanta, GA
Shorehaven                              --          9,524         --         1,792          --
 Land held for development
 New York, NY
Castle Hill                             --          4,027         --           282          --
 Land under development (joint
  venture partnership)
  New York, NY
Wayne                                   --            37          148         --            --
 Single attached residential unit
 Wayne, NJ
--------------------------------------------------------------------------------------------------------------------------
Totals                             $ 52,033      $ 29,311    $ 89,633    $  19,404     $  31,477
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                Gross amount at which carried
                                             at close of period, June 30, 2000
                                         ------------------------------------------
                                                                                                   Life on which
                                               Buildings                              Date of    depreciation in latest
                                                  and                Accumulated   Construction   income statement is
    Description                       Land     improvements  Total   Depreciation  Acquisition    compound (years)
--------------------------------------------------------------------------------------------------------------------------

Alden Park                          $ 11,221    $ 45,598     $56,819     $ 3,120      (1)                  30
 Multi-family apartment bldg.
  Philadelphia, PA
Royal York                             1,479       6,007       7,486         408      (1)                  30
 Multi-family apartment bldg.
  New York, NY
260 W. Sunrise                           370       5,616       5,986       1,197      (1)                  25
 Office complex
 North Woodmere, NY
86 West                                  165         862       1,027          42      (1)                  30
 Condominium
 New York, NY
Kingston Atlanta                       2,488      17,255      19,743         783      (1)                  30
 Mixed use commercial
 Atlanta, GA
Shorehaven                             9,524       1,792      11,316         --       (1)                 n/a
 Land held for development
 New York, NY
Castle Hill                            4,027         282       4,309         --       (1)                 n/a
 Land under development (joint
  venture partnership)
  New York, NY
Wayne                                     37         148         185         --       (1)                 30
 Single attached residential unit
 Wayne, NJ
--------------------------------------------------------------------------------------------------------------------------
Totals                              $ 29,311    $ 77,560    $106,871     $ 5,550
--------------------------------------------------------------------------------------------------------------------------


The aggregate cost for Federal income tax purposes was approximately $121.3 million at June 30, 2000.


See notes to this schedule on the following page.

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE III)
                                  JUNE 30, 2000
                             (dollars in thousands)



The changes in real estate for each of the
three years ended June 30, 2000 are as      July 1, 1999 to June      July 1, 1998 to June 30       July 1, 1997 to June
follows:                                         30, 2000                    1999                         30, 1998

Balance at beginning of period                    $  94,438                $  86,485                     $  97,349
    Improvements                                     10,217                      655                         3,666
    Re-acquired assets                                 --                       --                           2,095
    Sales/Write downs                                (3,334)                  (6,661)                      (16,325)
    Transferred from Loans Sold with
     Recourse (see Note 4, below)                      --                     13,959                          --
                                                 ---------                 ---------                     ---------
Balance at end of period                         $ 101,321                 $  94,438                     $  86,485
                                                 ---------                 ---------                     ---------



The changes in accumulated real estate
depreciation for the three years ended June       July 1, 1999 to          July 1, 1998 to          July 1, 1997 to
30, 2000 are as follows:                          June 30, 2000            June 30, 1999             June 1, 1998


Balance at beginning of period                         $   3,264                $     956                $     573
    Depreciation for the period                            2,311                    2,338                      383
    Disposals, including write-off
      of fully depreciated building
      improvements                                           (25)                     (30)                     --
                                                       ---------                ---------                ---------
Balance at end of period                               $   5,550                $   3,264                $     956
                                                       =========                =========                =========



Notes to Real Estate and Accumulated Depreciation Schedule (previous page)

Note 1 - Property acquired, in substantially completed form, through foreclosure or transfer and satisfaction of obligations of borrowers prior to 1996.

Note 2 - Improvements totaling $4,322 were made to refurbish individual units in preparation for sale during the four year period ended June 30, 2000. Proceeds of unit sales during the same four year period, after selling costs other than refurbishment costs, were $18,414. Accordingly, net proceeds of unit sales, after selling and refurbishment costs, were $14,092 during the four year period ended June 30, 2000.

Note 3 - For additional information related to this write down of the asset's carrying value, see "Management Discussion and Analysis - Results of Operations" contained within the RB Asset, Inc. annual report on Form 10-K, dated June 30, 2000.

Note 4 - During the year ended June 30, 1999 the Company transferred $13,959 of loans sold with recourse to real estate held for investment as a result of the funding of the remaining recourse amounts on these loans.

                                 RB ASSET, INC.
                                    FORM 10-K
                 INVESTMENTS IN REAL ESTATE ASSETS (SCHEDULE IV)
                                  JUNE 30, 2000
                             (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                    Final        Periodic                              Face amount     Carrying
                                         Interest   Maturity      payment                  Prior            of         amount of
          Description                      rate      Date          terms                   liens         Mortgages     mortgages
-----------------------------------------------------------------------------------------------------------------------------------
Residential 1-4 family and other real
estate  loans                                                     Amortizing over 15-30
  New York, NY                            7%-10%    5/1/09        years                                   $  1,030     $     837

Anita Terrace
   Co-op                                                          Interest only, balloon
   Rego Park, NY                          7.00%     5/1/09        payment at maturity                       13,444         6,959

Anita Terrace
   Co-op                                                          Interest only, balloon
   Rego Park, NY                          7.00%     5/1/09        payment at maturity                       17,864        17,864

Totals                                                                                                    $ 32,338
-----------------------------------------------------------------------------------------------------------------------------------

                                            Principal amount of loans subject
          Description                       to delinquent principal or interest
--------------------------------------------------------------------------------
Residential 1-4 family and other real
estate  loans
  New York, NY
                                                       $     242 (1)
Anita Terrace
   Co-op
   Rego Park, NY
                                                          13,444 (2)
Anita Terrace
   Co-op
   Rego Park, NY

Totals                                                 $  13,686



     Reconciliation of mortgages                                                July 1,1999 to    July 1, 1998 to    July 1, 1997 to
     receivable at their carrying values:                                       June 30, 2000     June 30, 1999      June 30, 1998
                                      Balance at beginning of period            $    43,618       $   48,427         $   65,499

                                         Purchases and advances made                 11,087              162                649
                                         Capitalization of interest/expense              --              --                 --
                                         Collections of principal                   (29,045)          (4,922)           (16,413)
                                         Transfers of foreclosed properties              --              --                 --
                                         Charged to provision for credit losses          --              (49)            (1,308)
                                                                                --------------    -------------      -------------
                                      Balance at end of period                  $    25,660       $   43,618         $   48,427
                                                                                ==============    =============      =============


See notes to this schedule on the following page.

                                 RB ASSET, INC.
                                    FORM 10-K
             REAL ESTATE AND ACCUMULATED DEPRECIATION (SCHEDULE IV)
                                  JUNE 30, 2000
                             (dollars in thousands)



Notes to Investments in Real Estate Assets Schedule (previous page)



Note 1 - The Company's 1-4 family residential loans are carried as non-accrual assets, whereby interest income is recognized only when received. At June 30, 2000 there were loans aggregating $206 in outstanding principal balance that were delinquent 60 days or longer.

Note 2 - This loan asset has been categorized as a non-accrual loan. Accrued interest related to this loan has been fully reserved for at June 30, 2000. Loan principal continues to be repaid from the proceeds of apartment unit sales of the property serving as collateral for this loan.

                                 EXHIBIT INDEX


10.1      Amended and  Restated  Credit  Agreement
21.1      Subsidiaries of the Company
27.1      Financial Data Schedule