Form 10-Q
period 2000-09-30
RB ASSET INC
filed 2000-11-15
CIK 1047958

================================================================================
   As filed with the Securities and Exchange Commission on November 15, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

                                       OR

[  ]     Transition  report  pursuant  to section 13 or 15(d) of the  Securities
         Exchange Act of 1934

         For the Transition Period From                To
                                        --------------    -------------------

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


The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of November 14, 2000 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of November 14, 2000 was 937,777.


================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                        Consolidated Statements of Financial Condition as of September 30,
                        2000 (unaudited) and June 30, 2000................................            3

                        Consolidated Statements of Operations for the three months ended
                        September 30, 2000 and 1999 (unaudited)..........................             4

                        Consolidated Statements of Changes in Stockholders' Equity for the
                        three months ended September 30, 2000 and 1999 (unaudited) ......             5

                        Consolidated Statements of Cash Flows for the three months ended
                        September 30, 2000 and 1999 (unaudited)..........................             6

                        Notes to the Consolidated Financial Statements ..................             8

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and the Results of Operations .....................................            14

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........            19


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings ...................................................             20
         Item 2.   Changes in Securities ...............................................             21
         Item 3.   Defaults Upon Senior Securities .....................................             21
         Item 4.   Submissions of Matters to a Vote of Securities Holders ..............             21
         Item 5.   Other Information ...................................................             21
         Item 6.   Exhibits and Reports on Form 8-K ....................................             21

SIGNATURE.......   .....................................................................             22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 2000 and June 30, 2000
                             (Dollars in Thousands)

                                     Assets

                                                                             (Unaudited)
                                                                            September 30,         June 30,
                                                                                 2000              2000
                                                                                ------             ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $6,146 and $5,550, respectively                       $         101,249    $         99,321

Real estate held for disposal                                                        5,876               2,040
      Allowance for fair market value reserve under SFAS-121                           (40)                (40)
                                                                         -----------------   -----------------
           Total real estate held for disposal, net                                  5,836               2,000

Investments in joint ventures                                                        1,454               1,454
                                                                         -----------------   -----------------

           Total real estate assets                                                108,539             102,775

Loans receivable:
      Secured by real estate                                                        32,328              32,339
      Commercial and consumer                                                        7,247               7,247
      Allowance for possible credit losses                                        (13,341)            (13,341)
                                                                         -----------------   -----------------
           Total loans receivable, net                                              26,234              26,245

Cash, due from banks and cash equivalents                                           34,367              33,666
Cash, due from banks - restricted                                                    7,500               7,500
Investment securities available for sale                                             1,316               1,170
Other assets                                                                         2,414               2,425
                                                                         -----------------   -----------------
        Total Assets                                                     $         180,370    $        173,781
                                                                         =================   =================

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006                       $         13,095    $         12,527
Borrowed funds                                                                      57,517              52,033
Other liabilities                                                                   12,828              12,379
                                                                         -----------------   -----------------
        Total Liabilities                                                           83,440              76,939
                                                                         -----------------   -----------------

Commitments and contingencies (Note 3) Stockholders' equity:
15% non-cumulative preferred stock, Series A par value $1,
liquidation value $25 (1,400,000 shares authorized, 937,777
issued and outstanding at September 30, 2000 and June 30, 2000)                        938                 938

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at September 30,
2000 and June 30, 2000)                                                              7,100               7,100

Additional paid in capital                                                         100,439             100,439
Accumulated deficit                                                               (10,565)            (10,507)
Securities valuation account                                                         (982)             (1,128)
                                                                         -----------------   -----------------
        Total Stockholders' Equity                                                  96,930              96,842
                                                                         -----------------   -----------------
Total Liabilities and Stockholders' Equity                               $        180,370    $        173,781
                                                                         =================   =================

 See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 2000 and 1999
                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                  Three months ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                              2000                1999
                                                                         ---------------    -----------------

Revenue:
Rental revenue and operations:
         Rental income and other property revenue                         $       4,020     $          4,031
         Property operating and maintenance expense                              (2,572)              (2,714)
         Depreciation - real estate held for investment                            (604)                (571)
                                                                         ---------------    -----------------
     Net rental operations                                                          844                  746

Net gain on sale of real estate                                                     838                  -

Interest income:
         Loans receivable                                                           334                  569
         Money market investments and other                                         194                  172
                                                                         ---------------    -----------------
     Total interest income                                                          528                  741
                                                                         ---------------    -----------------
         Total revenues                                                           2,210                1,487
                                                                         ---------------    -----------------

Expenses:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006                         318                  288
         Borrowed funds                                                             686                  659
         Other                                                                        3                   22
                                                                         ---------------    -----------------
              Total interest expense                                              1,007                  969

   Other expenses:
         Salaries and employee benefits                                              59                   51
         Legal and professional fees                                                299                  202
         Management fees                                                            591                  578
         Other                                                                       86                  177
                                                                         ---------------    -----------------
              Total other expenses                                                1,035                1,008

         Total expenses                                                           2,042                1,977
                                                                         ---------------    -----------------

(Loss) income before provision for income taxes                                     168                (490)
                                                                         ---------------    -----------------

Provision for income taxes                                                          226                  182

Net (loss) income                                                                  (58)                (672)

Dividends declared on preferred stock                                                  -                    -
                                                                         ---------------    -----------------

Net (loss) income applicable to common stock                              $         (58)     $          (672)
                                                                         ===============    =================

Basic and diluted (loss) income per common share                          $       (0.01)     $         (0.09)
                                                                         ===============    =================






See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY Three months
                        ended September 30, 2000 and 1999
                             (dollars in Thousands)
                                   (Unaudited)


                                       Series A
                                       Non-
                                       cumulative
                                       Perpetual                   Additional     Retained       Accumulated         Total
                                       Preferred       Common       Paid-in       Earnings     Comprehensive     Stockholders'
                                       Stock           Stock        Capital      (Deficit)        Income             Equity
                                       ------------   ----------  -------------  -----------  ---------------   ---------------

Balances at June 30, 1999               $    938     $  7,100     $ 100,439      $ (10,956)   $    (1,004)      $ 96,517

Net loss for the three months
ended September 30, 1999                     -             -            -             (672)           -             (672)

Preferred stock dividends payable            -             -            -              -              -              -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale        -             -            -              -             (147)          (147)

Balances at September 30, 1999          $    938     $  7,100     $ 100,439      $ (11,628)   $    (1,151)      $ 95,698
                                        =========    =========    ==========     ===========  =============     =========

Balances at June 30, 2000               $    938     $  7,100     $ 100,439      $ (10,507)   $    (1,128)      $ 96,842

Net loss for the three months
ended September 30, 2000                     -             -            -              (58)           -             (58)

Preferred stock dividends payable            -             -            -              -              -              -

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale        -             -            -              -              146            146

Balances at September 30, 2000          $    938     $  7,100     $ 100,439      $ (10,565)   $      (982)      $ 96,930
                                        =========    =========   ==========      ===========  =============     =========



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999
                                           (dollars in thousands)
                                   (Unaudited)


                                                                                         Three months ended
                                                                                           September 30,
                                                                                ---------------------------------
                                                                                        2000            1999
                                                                                ----------------  ---------------
Operating Activities:
Cash flows provided by (used in) Operating Activities:
  Net loss                                                                     $         (58)  $          (672)
  Adjustments to reconcile net loss income to cash
  provided by (used in) operating activities:
      Net gain on sale of real estate assets                                          (838)                -
      Depreciation and amortization                                                     604              571
      Amortization of capitalized issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes
         due 2006                                                                        49               40
  Change in operating assets and liabilities:
      Net (increase) decrease in accrued interest  receivable                         (110)               85
      Net increase in accrued interest payable, net of accrued
         interest payable capitalized as additional principal -
          Increasing Rate Junior Subordinated Notes due 2006                            254              166
      Net increase (decrease) in accrued income taxes                                   169            (180)
      Net increase (decrease) in accrued expenses and other
         liabilities                                                                    537            (179)
      Net decrease (increase) in prepaid expenses and other assets                      121     (659)
            Net cash provided by (used in) operating activities                         728              828
                                                                                ----------------  ---------------

Investing Activities:
Cash flows provided by Investing Activities:
  Net repayment of loans secured by real estate, net                                     11           23,279
  Net repayment of commercial and consumer loans                                          -                8
  Proceeds from partnership distributions - investments in joint ventures                 -               25
  Proceeds related to sales of real estate held for sale                              1,048                -
  Additional fundings on real estate held                                           (6,570)            (314)
            Net cash (used in) provided by investing activities                     (5,511)           22,998
                                                                                ----------------  ---------------


(Continued on next page)




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999
                                          (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)


                                                                                       Three months ended
                                                                                         September 30,
                                                                                --------------------------------
                                                                                      2000            1999
                                                                                ---------------- ---------------
Financing Activities:
Cash flows used in Financing Activities:
  Decrease in restricted cash                                                           -             (23,059)
  Proceeds from borrowed funds                                                        6,179               -
  Repayment of borrowed funds                                                         (695)               -
                                                                                ---------------- ---------------
            Net cash provided by (used in) financing activities                       5,484           (23,059)
                                                                                ---------------- ---------------

Net increase(decrease) in cash, due from banks and cash equivalents                     701              (889)

Cash, due from banks and cash equivalents - beginning of period                      33,666            14,780
                                                                                ---------------- ---------------

Cash, due from banks and cash equivalents - end of period                       $   34,367       $     13,891
                                                                                ================ ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                                  $      660       $      1,251
      Federal, state and local taxes                                                   138                387

Supplemental Disclosure of Non-cash Transactions
Accrued interest capitalized as additional principal - Increasing Rate                                      7
Junior Subordinated Notes due 2006                                              $      518       $         48





See notes to Consolidated Financial Statements

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the prior fiscal year, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the three months ended September 30, 2000.

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)


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

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $47.6 million at September 30, 2000.

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

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through September 30, 2000. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and is presently required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

During the three months ended September 30, 2000, the Company reported net loss applicable to common shares of $58,000, or $(0.01) per share. Significant factors contributing to the Company's operating results during the quarter include real estate property and maintenance expenses of $2.6 million, a net interest loss (interest expense on borrowed funds in excess of interest income from loan assets) of $479,000, other

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)


operating expenses of $1.0 million, depreciation expenses of $604,000 and provisions for income taxes of $226,000, partially offset by rental income from real estate operations of $4.0 million and gains on the sale of real estate of $838,000.


2.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at September 30, 2000, the results of its operations for the three months ended September 30, 2000 and 1999 and the statements of changes in stockholders' equity and cash flows for the three months ended September 30, 2000 and 1999. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of September 30, 2000, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 2000.

The consolidated financial statements include the accounts of RB Asset, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Due to the anticipated short-term nature of such investments in unconsolidated real estate partnerships are generally carried at cost, subject to periodic assessment of fair value. Losses on sales or dispositions and any adjustments related to redetermination of fair value are charged, as real estate charge-offs to operations of the period in which such charges occurred.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 2000, the results of operations for the three months ended September 30, 2000 and 1999, and changes in stockholders' equity and cash flows for the three months ended September 30, 2000 and 1999.

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

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than- temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At September 30, 2000, the balance of stockholders' equity included a cumulative $982,000 unrealized loss on marketable securities classified as available-for-sale.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)



The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At September 30, 2000 the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 2000. As a result of this analysis, the Company recognized income tax expense in the amount of $226,000, during the quarter ending September 30, 2000.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.


3.  Commitments and Contingencies

As of September 30, 2000, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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

In the normal course of the Company's business, there are outstanding various claims, commitments and contingent liabilities. The Company also is involved in various other legal proceedings which have occurred in the ordinary course of business. Management, based on discussions with legal counsel, believes that the Company will not be materially affected by the actions of any outstanding legal proceedings. However, there can be no assurance that any outstanding legal proceedings will not be decided adversely to the Company and have a material adverse effect on the financial condition and the results of operations of the Company. See Note 6.

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)


4.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three months ended September 30, 2000 and 1999, respectively. The Company had no securities outstanding that were convertible to common stock at September 30, 2000 or 1999.


5.  Comprehensive Income

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

During the  quarters  ended  September  30, 2000 and 1999,  total  comprehensive
(loss) income was $88 and ($819), respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


         Components of Comprehensive Income
         (Unaudited):
                                                                  Three months ended September 30,

                                                                     2000                    1999
                                                               ----------------        -----------------
         Net (loss) income                                     $            (58)        $          (672)
         Unrealized gains (losses) on securities                            146                    (147)
         Comprehensive income (loss)                           $             88         $          (819)
                                                               ================        =================

         Components of Accumulated
         Comprehensive Income:

                                                               September 30,               June 30,
                                                                      2000                   2000

         Unrealized (losses) gains on securities                $         (982)         $        (1,128)
         Accumulated comprehensive (loss) income                $         (982)         $        (1,128)
                                                               ================        =================


6.  Legal Proceedings

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

                                 RB Asset, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

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

7.   Subsequent Events

On October 17, 2000, one of the three buildings in Kingston, Atlanta was sold for $8.2 million, which was received in cash. As a result, $3.8 million was transferred from real estate assets held for investment to real estate held for disposal at September 30, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At September 30, 2000 the consolidated assets of the Company totaled $180.4 million, an increase of $6.6 million, or 3.8% as compared with total assets at June 30, 2000 of $173.8 million.

Real estate held for investment, net of accumulated depreciation, increased $1.9 million, or 1.9%, from $99.3 million at June 30, 2000 to $101.2 million at September 30, 2000. The increase in real estate held for investment, net of accumulated depreciation at September 30, 2000 as compared with the balance at June 30, 2000, was primarily attributable to funding for capital improvements of $6.6 million, partially offset by depreciation charges of $604,000 and a reclassification of $3.8 million to real estate held for disposal.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), increased by $3.8 million at September 30, 2000 from the balance of $2.0 million at June 30, 2000. The increase in real estate held for disposal is primarily attributable to a reclassification from real estate held for investments pertaining to a pending sale of real estate. Assets categorized as real estate held for disposal at September 30, 2000 are expected to be sold within the next twelve months.

Total loans secured by real estate, net of the related allowance for possible credit losses, declined $11,000, or .04%, from $26.24 million at June 30, 2000 to $26.23 million at September 30, 2000. The $11,000 decline in real estate loans, net, during the quarter ended September 30, 2000, was primarily attributable to the effects of normal scheduled principal repayments.

The Company's allowance for possible credit losses related to loans secured by real estate remained unchanged at September 30, 2000 from the balance of $13.3 million at June 30, 2000. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At September 30, 2000, the allowance for possible credit losses was 33.71% of total loans as compared to 33.7% at June 30, 2000.

Cash, due from banks and cash equivalents increased by $701,000, or 2.1%, from $33.7 million at June 30, 2000 to $34.4 million at September 30, 2000. Total operating revenues and available asset sales proceeds exceeded scheduled asset fundings and the payment of operating expenses, resulting in the increase in unrestricted cash during the quarter ended September 30, 2000.

At September 30, 2000, HSBC had restricted a total of $7.5 million in funds, held on deposit at HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. HSBC had restricted $7.5 million at June 30, 2000. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

Borrowed Funds increased by $5.5 million, or 10.5%, from $52 million at June 30, 2000 to $57.5 million at September 30, 2000. This increase was partially attributable to additional borrowing on the construction loan facility of $6.2 million offset by a reduction of principal on the HSBC facility of $695,000.

Other liabilities totaled $12.8 million at September 30, 2000, an increase of $449,000, or 3.6%, from the June 30, 2000 balance of $12.4 million. The net increase in other liabilities during the quarter ended September 30, 2000 was primarily related to additional deposits received, increases in the tax provision and changes in accounts payable due to timing. This increase is partially offset by the capitalization of $518,000 in accrued interest payable as additional principal Increasing Rate Junior Subordinated Notes due 2006 on July 15, 2000, in accordance with the terms of the Notes. Primarily as a result of this accrued interest capitalization, atSeptember 30, 2000, the balance of the Company's Increasing Rate Junior Subordinated Notes due 2006 increased by $568,000, or 4.5%, to $13.1 million, as compared with a balance of $12.5 million at June 30, 2000.

During the three months ended September 30, 2000, total stockholders' equity increased by $88,000, or 0.09%, to $96.9 million, as compared with $96.8 million at June 30, 2000. This increase was due to the net loss recorded for the three months ended September 30, 200 in the amount of $58,000 and an increase in the securities valuation account (allowance for unrealized losses on marketable securities) of $146,000.

The following table summarizes the calculation of the Company's book value per share at September 30, 2000 and June 30, 2000.

                                                          September 30,               June 30,
                                                              2000                      2000
                                                        -----------------         ----------------
Total stockholders' equity                              $      96,930,000         $     96,842,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   23,444,000               23,444,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      73,486,000         $     73,398,000
                                                        =================         ================
Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================
     Book value per share                               $         10.35            $       10.34
                                                        =================         ================



Results of Operations:

General. The Company reported net loss attributable to common shares of $58,000, or $(0.01) per basic and diluted share, for the three months ended September 30, 2000, an improvement of $614,000 as compared with a net loss attributable to common shares of $672,000, or $(0.09) per share, for the three month period ended September 30, 1999.

The primary reason for the increase in the Company's net operating results for the quarter ended September 30, 2000, as compared to the same quarter in the previous year, was the positive income effects of real estate sales transactions in the quarter ended September 30, 2000, which resulted in the recording of gains on asset sales and loan participations totaling $838,000. During the quarter ended September 30, 1999, the Company recognized $ 0 in gains from the sale of real estate.

In addition to the effects of the recorded real estate transactions in the quarter ended September 30, 2000, as compared with the same quarter of the previous year, interest income declined. The decline in interest income of $213,000, or 28.7%, from $741,000 in the quarter ended September 30, 1999, to $528,000 during the same quarter of the current year, was primarily attributable to full satisfaction of loans, prior to the current period, which reduced the average balance of loans held by the Company.

Partially offsetting the increases in income, cited above, for the quarter ended September 30, 2000, as compared to the same quarter of the previous year, was an increase in interest expense of $38,000. Interest expense increased from $969,000 in the quarter ended September 30, 1999 to $1.0 million during the same quarter of the current year, primarily as the result of the effects of an increase in subordinated notes payable. (see "Interest Expense," below).

Net Rental Operations. For the three months ended September 30, 2000, net rental operations resulted in income of $844,000, an increase of $98,000, or 13.1%, from $746,000 for the same three month period in the previous year. This increase was due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Net (Loss) Gain on the Sale of Real Estate Assets. A net gain on the sale of real estate of $838,000 was recorded for the quarter ended September 30, 2000. The Company did not recognize any gain on the sale of real estate for the same period of the previous year. For the quarter ended September 30, 2000, the $838,000 net gain was attributable to the sale of residential units.

Interest Income. For the three months ended September 30, 2000, total interest income was $528,000, a decline of $213,000, from $741,000 for the same quarter in the previous year. Loan interest declined $235,000, or 41%, in the quarter ended September 30, 2000, as compared with the same quarter in the previous year, due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity. In addition, other interest income increased $22,000, or 12.8%, in the quarter ended September 30, 2000 as compared with the quarter ended September 30, 1999. The increase in other interest income in the quarter ended September 30, 2000, as compared with the same quarter in the previous year, was primarily due to increasing average cash balances.

Interest Expense. During the three months ended September 30, 2000, the Company recorded interest expenses in the amount of $1.0 million, an increase of $38,000, or 3.9%, as compared with interest expenses of $969,000 in the same quarter of the previous year. The increase in interest expense is primarily attributable the recognition of $318,000 in interest expense related to the Company's Increasing Rate Junior Subordinated Notes due 2006, which were initially issued in December 30, 1998.

During the quarter ended September 30, 2000, the Company borrowed an average of $47.8 million, a decline of $2.8 million, or 5.6%, as compared with average borrowings of $50.6 million during the quarter ended September 30, 1999. The decline in the average amount of borrowed funds was attributable to the repayment of outstanding obligations which occurred in fiscal 2000, primarily funded by asset sales and loan repayments. The average interest rate paid to HSBC on borrowed funds increased slightly from 5.21% for the three months ended September 30, 1999 to 5.25% for the same three month period in the current year. The increase in rates paid to HSBC in the three month period ended September 30, 2000, as compared with the same periods in the previous year, was primarily due to an increase in prevailing interest rates. This average interest rate is attributable to the renegotiation of the Company's interest rate with HSBC. Under the terms of the renegotiated interest rate agreements with HSBC, which became effective October 1, 1998, the Company receives interest rate reductions for borrowed funds, calculated using a formula that considers certain compensating balances held in bank accounts with HSBC. The interest expense rate reductions received under the new rate schedule agreement with HSBC are in lieu of interest income that had been earned on those deposited funds. During the quarter ended September 30, 2000 a reduction in interest expense on borrowed funds of approximately $407,000 was recognized.

Other Expenses. During the quarter ended September 30, 2000, the Company recorded total other expenses in the amount of $1.03 million, an increase of $27,000, or 2.6%, as compared with other expenses of $1.0 million in the same quarter of the previous year. Other expenses increased in the quarter ended September 30, 2000, as compared with the quarter ended September 30, 1999, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. During the quarter ended September 30, 2000, the Company accrued $600,000 in fees payable to the Management Company, of which $7,900 related to fees incurred for the successful disposition of assets. During the quarter ended September 30, 1999, the Company accrued $754,000 in fees payable to the Management Company, of which $176,000 related to fees incurred for the successful disposition of assets. At September 30, 2000 the Company had accrued fees payable to the Management Company aggregating $245,000.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for the quarters ended September 30, 1998 and 1997. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the quarters ended September 30, 2000 and 1999, the Company recorded a net provision for income taxes of $226,000 and $182,000, respectively, primarily to reflect the effects of operations on its current state and local income tax liability at September 30, 2000 and 1999, respectively.


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

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC. Accordingly, the balance of the Company's unrestricted cash was increased $29.4 million by an offsetting reduction in the Company's restricted cash of $29.4 million, from $36.9 million at September 30, 1999 to $7.5 million at September 30, 2000.

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

In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At September 30, 2000, approximately $9.9 million had been advanced under the Construction Loan, as compared with approximately $3.7 at June 30, 2000. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000 and an additional $147,000 during the three months ended September 30, 2000 related to the Construction Loan, which have been accounted for as an additional investment in the office complex.

At September 30, 2000, the Company had $47.6 million in borrowed funds outstanding under the Facility provided by HSBC Bank and $9.9 million under the Construction Loan provided by Bank of America. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

The Company seeks to maintain liquidity within a range of 5% to 10% of total assets, above that considered necessary to meet the projected cash requirements of endeavors such as real estate development. Liquidity for this purpose is defined as unrestricted cash. At September 30, 2000, the Company's liquidity ratio, as so defined, amounted to 19.06%.


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

SFAS No. 133 and No. 137. On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). SFAS-133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which was deferred until June 30, 2000 as a result of the promulgation of SFAS-137, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 does not have a significant effect on the Company's results of operations or its financial condition.

Other Pronouncements. In December, 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at September 30, 2000. From time to time the Financial Accounting Standards Board ("FASB") adopts accounting standards (generally referred to as Statements of Financial Accounting Standards, or "SFASs") which set forth required generally accepted accounting principles.

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


Risks Associated with Forward-Looking Statements

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such  factors  include,  among  others,  the  following,  which are discussed  in greater  detail in the "Risk  Factors"  section  of the  Company's
Registration Statement on Form S-4 (File No. 333-386730 and File No. 333-386730-01) filed with the Securities and Exchange Commission ("SEC"), general economic conditions, which will among other things, affect demand for commercial and residential properties, availability and credit worthiness of prospective tenants, lease rents and the availability of financing: difficulty of locating suitable investments; competition; risks of real estate acquisition, development, construction and renovation; vacancies at existing commercial properties; dependence on rental income from real property; adverse consequences of debt financing; risks of investments in debt instruments, including possible payment defaults and reductions in the value of collateral; liquidity of real estate investments; lack of prior operating history; and other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing the Company is interest rate risk on its borrowed funds, mortgage notes and notes receivable. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk.

The Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $476,000 increase in interest expense based on approximately $47.6 million outstanding at September 30, 2000. See Note 14, "Borrowed Funds," contained within the Consolidated Financial Statements at June 30, 2000.

In addition, the Company has issued $13.5 million in Increasing Rate Junior Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 24, "Preferred Stock Exchange Offer," contained within the Consolidated Financial Statements at June 30, 2000.

The fair value of the Company's long term debt, mortgage notes, notes receivable and other financial assets is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes, notes receivable and other financial assets of similar risk and duration. See Note 22, "Fair Value of Financial Instruments," within the Consolidated Financial Statements at June 30, 2000.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

None.

 SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RB ASSET, INC.
                                           (Registrant)


Date: November 13, 2000     By:  /s/ Nelson L. Stephenson
      -----------------          ----------------------------

                                Nelson L. Stephenson
                                President and Chief Executive Officer (principal executive and principal financial officer)