Form 10-Q
period 2000-12-31
RB ASSET INC
filed 2001-02-14
CIK 1047958

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000
                                    -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From                  To
                                    ----------------    ----------------

                        Commission file number 333-38673

                                 RB ASSET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                13-5041680
-------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


645 Fifth Avenue  Eight Floor, New York, New York       10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Company's telephone number, including area code:   (212)  848-0201
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


The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of February 14, 2001 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of February 14, 2001 was 937,277.



================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


INDEX                                                                                                        PAGE
                                                                                                             ----
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                          Consolidated Statements of Financial Condition as of December 31, 2000
                          (unaudited) and June 30, 2000...........................................             1

                          Consolidated Statements of Operations for the three and six months ended
                          December 31, 2000 and 1999 (unaudited)..................................             2

                          Consolidated Statements of Changes in Stockholders' Equity for the six
                          months ended December 31, 2000 and 1999 (unaudited) ....................             3

                          Consolidated Statements of Cash Flows for the six months ended December
                          31, 2000 and 1999 (unaudited)...........................................             4

                          Notes to the Consolidated Financial Statements .........................             6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and the Results of Operations ..............................................            12

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................            18

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings ...........................................................           19
            Item 2.   Changes in Securities .......................................................           20
            Item 3.   Defaults Upon Senior Securities .............................................           20
            Item 4.   Submission of Matters to a Vote of Securities Holders .......................           20
            Item 5.   Other Information ...........................................................           20
            Item 6.   Exhibits and Reports on Form 8-K ............................................           20

SIGNATURE..........................................................................................           21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 2000 and June 30, 2000
                             (dollars in thousands)

                                     Assets
                                                                             (Unaudited)
                                                                             December 31,         June 30,
                                                                                 2000              2000
                                                                             ------------         --------
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $6,517 and $ 5,550 respectively                       $         104,080    $         99,321

Real estate held for disposal                                                        2,040               2,040
      Allowance for fair market value reserve under SFAS-121                           (40)                (40)
                                                                         -----------------   -----------------
           Total real estate held for disposal, net                                  2,000               2,000

Investments in joint ventures                                                        1,454               1,454
                                                                         -----------------   -----------------
     Total real estate assets                                                      107,534             102,775

Loans receivable:
      Secured by real estate                                                        32,288              32,339
      Commercial and consumer                                                        3,967               7,247
      Allowance for possible credit losses                                          (9,694)            (13,341)
                                                                         -----------------   -----------------
           Total loans receivable, net                                              26,561              26,245

Cash, due from banks and cash equivalents                                           32,715              33,666
Cash, due from banks - restricted                                                    7,500               7,500
Investment securities available for sale                                             1,260               1,170
Other assets                                                                         2,086               2,425
                                                                         -----------------   -----------------
        Total Assets                                                     $         177,656   $         173,781
                                                                         =================   =================

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006                       $          13,158   $          12,527
Borrowed funds                                                                      51,667              52,033
Other liabilities                                                                   13,459              12,379
                                                                         -----------------   -----------------
        Total Liabilities                                                           78,284              76,939
                                                                         -----------------   -----------------

Commitments and contingencies (Note 3)
Stockholders' equity:
15% non-cumulative preferred stock, series A par value $1,
liquidation value $25 (1,400,000 shares authorized, 937,277
issued and outstanding at December 31, 2000 and 937,777                                937                 938
issued and outstanding at June 30, 2000)

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at December 31,
2000 and June 30, 2000)                                                              7,100               7,100

Additional paid in capital                                                         100,429             100,439
Accumulated deficit                                                                 (8,056)            (10,507)
Securities valuation account                                                        (1,038)             (1,128)
                                                                         -----------------   -----------------
        Total Stockholders' Equity                                                  99,372              96,842
                                                                         -----------------   -----------------
Total Liabilities and Stockholders' Equity                               $         177,656   $         173,781
                                                                         =================   =================


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended December 31, 2000 and 1999
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                   Three months ended                     Six months ended
                                                                      December 31,                          December 31,
                                                            --------------------------------      --------------------------------
                                                                 2000             1999                 2000             1999
                                                            ---------------  ---------------      ---------------  ---------------
Revenue:
Rental revenue and operations:
         Rental income and other property revenue            $        4,419  $         3,763      $         8,439   $        7,794
         Property operating and maintenance expense                  (3,081)          (2,784)              (5,653)          (5,499)
         Depreciation - real estate held for investment                (577)            (569)              (1,181)          (1,140)
                                                            ---------------  ---------------      ---------------  ---------------
     Net rental operations                                              761              410                1,605            1,155

Net gain on sale of real estate                                       3,141              994                3,979              963

Interest income:
         Loans receivable                                               403              237                  737              807
         Money market investments and other                             188              174                  382              346
                                                            ---------------  ---------------      ---------------  ---------------
     Total interest income                                              591              411                1,119            1,153

Gain on satisfaction of loan asset                                       --              429                   --              429

         Total revenues                                               4,493            2,244                6,703            3,700
                                                            ---------------  ---------------      ---------------  ---------------

Expenses:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006             321              291                  639              579
         Borrowed funds                                                 526              531                1,212            1,204
         Other                                                                             2                    3               10
                                                            ---------------  ---------------      ---------------  ---------------
              Total interest expense                                    847              824                1,854            1,793

   Other expenses:
         Salaries and employee benefits                                  64               47                  123               99
         Legal and professional fees                                    361              340                  660              542
         Management fees                                                595              578                1,186            1,156
         Other                                                           (8)              90                   78              236
                                                            ---------------  ---------------      ---------------  ---------------
              Total other expenses                                    1,012            1,055                2,047            2,033

         Total expenses                                               1,859            1,879                3,901            3,826
                                                            ---------------  ---------------      ---------------  ---------------


Income (loss) before provision for income taxes                       2,634              365                2,802             (126)

Provision for income taxes                                              124              182                  350              363
                                                            ---------------  ---------------      ---------------  ---------------

Net income (loss)                                                     2,510              183                2,452             (489)

Dividends declared on preferred stock                                    --               --                   --               --
                                                            ---------------  ---------------      ---------------  ---------------

Net income (loss) applicable to common stock                 $        2,510   $          183      $         2,452  $          (489)
                                                            ===============  ===============      ===============  ===============

Basic and diluted income (loss) per common share             $         0.35   $         0.03      $          0.35  $         (0.07)
                                                            ===============  ===============      ===============  ===============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Six months ended December 31, 2000 and 1999
                             (dollars in thousands)
                                   (Unaudited)


                                       Series A
                                       Non-
                                       cumulative
                                       Perpetual                  Additional       Retained          Accumulated           Total
                                       Preferred       Common       Paid-in        Earnings         Comprehensive      Stockholders'
                                       Stock           Stock        Capital        (Deficit)        Income(Loss)          Equity
                                       ------------  ----------  -------------  ---------------  -------------------  -------------


Balances at June 30, 1999               $       938   $   7,100   $    100,439   $      (10,956)   $       (1,004)  $       96,517

Net loss for the six months ended
December 31, 1999                              --          --             --               (489)             --               (489)

Preferred stock dividends payable              --          --             --               --                --                --


Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          --          --             --               --                (169)            (169)
                                       ------------  ----------  -------------  ---------------  ----------------  ---------------
Balances at December 31, 1999           $       938   $  7,100    $    100,439   $      (11,445)   $       (1,173)   $      95,859
                                       ============  ==========  =============  ===============  ================  ===============

Balances at June 30, 2000               $       938   $   7,100   $    100,439     $    (10,507)    $      (1,128)    $     96,842

Net income for the six months
ended December 31, 2000                        --           --            --              2,452              --              2,452


Reduction in Stockholders' Equity                (1)        --             (11)            --                --                (12)
resulting from Preferred Stock
Exchange

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          --           --            --               --                  90               90
                                       ------------  ----------  -------------  ---------------  ----------------  ---------------
Balances at December 31, 2000           $       937   $   7,100   $    100,428   $       (8,055)  $        (1,038)  $       99,372
                                       ============  ==========  =============  ===============  ================  ===============


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2000 and 1999
                             (dollars in thousands)
                                   (Unaudited)


                                                                                     Six months ended
                                                                                       December 31,
                                                                            ---------------------------------
                                                                                  2000              1999
                                                                            ---------------   ---------------
Operating Activities:
Cash flows provided by / (used in) Operating Activities:
  Net income / (loss)                                                         $       2,452     $        (489)
  Adjustments to reconcile net income (loss)  to cash provided by/
   (used in) operating activities:
      Net gain on sale of real estate assets                                         (3,979)             (963)
      Net gain on satisfaction of loan assets                                           --               (429)
      Depreciation and amortization                                                   1,181             1,140
      Amortization of capitalized issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes
        due 2006                                                                         98                82
  Change in operating assets and liabilities:
      Net (increase) / decrease in accrued interest  receivable                          (2)              186
     Increase in accrued interest payable, net of accrued interest payable capitalized as additional principal - Increasing Rate Junior
       Subordinated Notes due 2006                                                      571               408
      Net increase / (decrease) in accrued income taxes                                 114              (281)
      Net increase / (decrease) in accrued expenses and
            other liabilities                                                           837              (944)
      Net decrease in prepaid expenses and other assets                                 341               886
      Cash effect of increases in allowance for possible credit losses                   --                76
                                                                            ---------------   ---------------
            Net cash (used in) / provided by operating activities                     1,613              (328)
                                                                            ---------------   ---------------

   Investing Activities:
   Cash flows provided by Investing Activities:
      Net repayment of loans secured by real estate, net                                 51            23,310
      Net (origination)/repayment of commercial and consumer loans                    (367)               509
   Proceeds from partnership distributions - investments in joint ventures              --                 24
   Proceeds related to sales of real estate held                                      9,894             1,472
   Additional fundings on real estate held                                          (11,776)           (1,063)
                                                                            ---------------   ---------------
            Net cash provided by / (used in) investing activities                    (2,198)           24,252
                                                                            ---------------   ---------------


(Continued on next page)




See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)


                                                                                    Six months ended
                                                                                       December 31,
                                                                             -------------------------------
                                                                                  2000            1999
                                                                             -------------- ----------------
Financing Activities:
Cash flows used in Financing Activities:
  Increase in restricted cash                                                           --           (23,497)
  Proceeds from borrowed funds                                                        8,719              --
  Repayment of borrowed funds                                                        (9,085)             --
                                                                             -------------- ----------------
            Net cash (used in)/ provided by financing activities                       (366)         (23,497)
                                                                             -------------- ----------------

Net (decrease)/increase in cash, due from banks and cash
equivalents                                                                            (951)             427

Cash, due from banks and cash equivalents - beginning of period                      33,666           14,780
                                                                             -------------- ----------------

Cash, due from banks and cash equivalents - end of period                     $      32,715  $        15,207
                                                                             ============== ================



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                                $       1,228  $        1,792
      Federal, state and local income and franchise taxes                               364             670

Supplemental Disclosure of Non-cash Transactions
Accrued interest capitalized as additional principal - Increasing Rate
Junior Subordinated Notes due 2006                                            $         518  $          487







See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the fiscal year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the six months ended December 31, 2000.

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

Following the Branch Sale, the Company engaged RB Management Company, LLC (the "Management Company") to manage its operations on a day-to-day basis, including developing and recommending strategies to the Company's Board of Directors regarding the ongoing management of assets. The Management Company is a privately-owned entity that was newly formed in June 1996 and is controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. The Management Company was engaged pursuant to a Management Agreement (the "Management Agreement") with an initial term expiring on June 30, 2001. In December, 2000 the Board of Directors of the Company renewed the Management Agreement for a term of an additional five years on essentially similar terms as the initial Management Agreement.

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million. The Facility has been reduced by repayment activity to $39.2 million at December 31, 2000.

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

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through December 31, 2000. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided at this time. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and is presently required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

During the six months ended December 31, 2000, the Company reported net income applicable to common shares of $2.5 million or $0.35 per share. Significant factors contributing to the Company's operating results during this six month period include rental income from real estate operations of $8.4 million and gains on the sale of real estate of $4 million, partially offset by real estate property and maintenance expenses of $5.6 million, a net interest loss (interest expense on borrowed funds in excess of interest income from loan assets) of $735,000, other operating expenses of $2.0 million, depreciation expenses of $1.2 million and provision for income taxes of $350,000.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)



2.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at December 31, 2000, the results of its operations for the three and six months ended December 31, 2000 and 1999 and the statements of changes in stockholders'equity and cash flows for the six months ended December 31, 2000 and 1999. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of December 31, 2000, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 2000.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of December 31, 2000, the results of operations for the three and six months ended December 31, 2000 and 1999, and changes in stockholders' equity and cash flows for the six months ended December 31, 2000 and 1999.

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

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than- temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At December 31, 2000, the balance of stockholders' equity included a cumulative $1,038,250 unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. At
December 31, 2000, the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 2000. As a result of this analysis, the

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

Company recognized income tax expense in the amount of $124,000, during the quarter ending December 31, 2000.



For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


3.  Commitments and Contingencies

At December 31, 2000, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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


4.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and six months ended December 31, 2000 and 1999, respectively. The Company had no securities outstanding that were convertible to common stock at December 31, 2000 or 1999.


5.  Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income " ("SFAS-130"). SFAS-130 establishes new rules for the reporting and display of

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

comprehensive income and its components. However, the adoption of this Statement has had no effect on the Company's net income or stockholders' equity. SFAS-130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the three months ended December 31, 2000 and 1999, total comprehensive income (loss) was $2,454 and $161, respectively. During the six months ended December 31, 2000 and 1999, total comprehensive income (loss) was $2,542 and $(658), respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:



         Components of Comprehensive Income (Loss)
         (Unaudited):
                                                                      Three months ended December 31,
                                                                        2000                     1999
                                                                  -----------------        ----------------

         Net income / (loss)                                      $           2,510         $          183
         Unrealized losses on securities                                        (56)                   (22)
                                                                  -----------------        ----------------
         Comprehensive income / (loss)                            $           2,454         $          161
                                                                  =================        ================

                                                                       Six months ended December 31,
                                                                        2000                     1999
                                                                  -----------------        ----------------

         Net income / loss                                        $           2,452         $         (489)
         Unrealized gains / (losses) on securities                               90                   (169)
                                                                  -----------------        ----------------
         Comprehensive income / (loss)                            $           2,542         $         (658)
                                                                  =================        ================

         Components of Accumulated Comprehensive
         Income (Unaudited):
                                                                    December 31,             December 31,
                                                                        2000                     1999

                                                                  -----------------        ----------------

         Unrealized losses on securities                           $         (1,038)       $        (1,173)
                                                                  -----------------        ----------------
         Accumulated comprehensive income (loss)                   $         (1,038)       $        (1,173)
                                                                  =================        ================


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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                             (dollars in thousands)
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At December 31, 2000, the consolidated assets of the Company totaled $177.7 million, an increase of $3.9 million, or 2.2%, as compared with total assets at June 30, 2000.

Real estate held for investment, net of accumulated depreciation, increased $4.7 million, or 4.8%, from $99.3 million at June 30, 2000 to $104 million at December 31, 2000. The increase in real estate held for investment, net of accumulated depreciation at December 31, 2000 as compared with the balance at June 30, 2000, was primarily attributable to funding for capital improvements of $9 million, partially offset by reductions in carrying value attributable to sales of $3.3 million and accumulated depreciation of $1 million.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), remained unchanged at December 31, 2000 from the balance of $2.0 million at June 30, 2000. The balance categorized as real estate held for disposal at December 31, 2000 are apartment units which are expected to be sold within the next twelve months.

Total loans, net of the related allowance for possible credit losses, increased $316,000, or 1.2%, from $26.2 million at June 30, 2000 to $26.5 million at
December 31, 2000. The $316,000 increase in real estate loans, net, during the six months ended December 31, 2000, was primarily attributable to the origination of a $900,000 commercial real estate loan, offset by normal scheduled principal repayments.

The Company's allowance for possible credit losses related to loans secured by real estate decreased by $3.6 million from a balance of $13.3 million at December 31, 2000. This decrease in loan loss reserves was proportionate with the corresponding decrease in the Commercial and Consumer Loans, which represented the write off of a fully reserved commercial loan. The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At December 31, 2000, the allowance for possible credit losses was 26.8% of total loans as compared to 33.7% at June 30, 2000.

Cash, due from banks and cash equivalents decreased by $951,000, or 2.82%, from $33.7 million at June 30, 2000 to $32.7 million at December 31, 2000. The decrease in cash, due from banks and cash equivalents was primarily attributable to the voluntary debt reduction of $7.5 million offset by a positive cash flow from total operating revenues and available asset sales proceeds less scheduled asset fundings and the payment of operating expenses.

At December 31, 2000, HSBC had restricted a total of $7.5 million in funds, held on deposit at HSBC, in accordance with the terms of the Branch Sale and the Facility agreements. HSBC had restricted $7.5 million at June 30, 2000. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

Borrowed funds decreased by $366,000 or .7% from $52 million at June 30, 2000 to $51.6 million at December 31, 2000. The decrease was primarily attributable to a voluntary debt reduction payment of $7.5 million and regular scheduled debt reduction payments of $1.5 million, partially offset by additional borrowing of $8.7 million on the construction loan facility.

During the six months ended December 31, 2000, total stockholders' equity increased by $2.5, or 7.9%, to $99.3 million, as compared with $96.8 million at June 30, 2000. This increase was due to the net income recorded for the six months ended December 31, 2000 in the amount of $2.45 million and an increase in the securities valuation account (allowance for unrealized losses on marketable securities) of $90,000.

The following table summarizes the calculation of the Company's book value per share at December 31, 2000 and June 30, 2000.

                                                          December 31,                June 30,
                                                              2000                      2000
                                                        -----------------         ----------------

Total stockholders' equity                              $      99,372,000         $     96,842,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   23,432,000               23,444,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      75,940,000         $     73,398,000
                                                        =================         ================

Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================

     Book value per share                               $           10.70         $          10.34
                                                        =================         ================



Results of Operations:

General. The Company reported net income attributable to common shares of $2.5 million, or $0.35 per basic and diluted share, for the three months ended December 31, 2000, an increase of $2.3 million, compared with net income attributable to common shares of $183,000, or $0.03 per share, for the three month period ended December 31, 1999. The Company reported net income attributable to common shares of $2.4 million, or $ 0.35 per basic and diluted share, for the six months ended December 31, 2000, an increase of $2.9 million as compared with a net loss attributable to common shares of $488,000, or $0.07 per share, for the six month period ended December 31, 1999.

The primary reason for the increase in the Company's net operating results for the quarter ended December 31, 2000, as compared to the same quarter in the previous year, was an increase in net revenue from rental operations of $351,000, or 85.6% and the effects of increased sales and net gains on dispositions of real estate held for sale which increased $2.1 million.

The primary reason for the increase in the Company's net operating results for the six months ended December 31, 2000, as compared to the same six months in the previous year, was the effects of increased sales and net gains on dispositions of real estate held for sale which increased $3 million and an increase in net revenues from operations of $450,000 or 39%. Partially offsetting this increased income was an increase in net interest loss (interest expense on borrowed funds in excess of interest income from loan assets) of $100,000. In addition, there was a $429,000 gain on satisfaction of loan assets recognized in the six month period ended December 31, 1999.

Net Rental Operations. For the three months ended December 31, 2000, net rental operations resulted in income of $761,000, an increase of $351,000, or 85.6%, from $410,000 for the same three month period in the previous year. For the six months ended December 31, 2000, net rental operations resulted in income of $1.6 million, an increase of $449,000 from the $1.15 million recorded for the same six month period in the previous year. The increase in net rental operating revenue for the three month period ended December 31, 2000 and the increase in the income recorded from net rental operations for the six month period ended December 31, 2000, as compared with the same periods in the previous year, were due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Net Gain on the Sale of Real Estate Assets. Net gain on sale of real estate of $3.1 million was recorded for the quarter ended December 31, 2000, an increase of $2.1 million, as compared with the net gains on sale of real estate held of $1 million in the quarter ended December 31, 1999.

For the quarter ended December 31, 2000, there was a gain on sale of real estate held for investment of $5.6 million, offset by the cost of a $2.5 million construction warranty liability settlement, net of recoveries for related insurance coverage. The resulting net gain of $3.1 million was primarily attributable to the sale of $8.8 million of real estate held for investment which had a carrying value of $3.2 million. Included in the sale of $8.8 million was $834,000 which was related to the sale of 2 co-operative units at one of the Company's multi-family housing projects with a carrying value of $174,000, for which a gain in the amount of $660,000 was recognized and the sale of one of three buildings of an office complex real estate investment in Atlanta, GA for approximately $8 million which had a carrying value of $3 million for which a gain of $5 million was recognized.

Interest Income. For the three months ended December 31, 2000, total interest income was $591,000, an increase of $180,000, or 43.8%, from $411,000 recorded for the same quarter in the previous year. Loan interest increased $166,000, or 70.4%, from $237,000 in the quarter ended December 31, 1999 to $403,000 for the same quarter in the current year. This increase in loan interest income was due to the acquisition of an additional performing loan through the asset swap and purchase agreement with HSBC on January 31, 2000. The additional interest income on this particular loan is partially offset by a reduced average balance for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

For the three months ended December 31, 2000, loan interest income was $403,000, an increase of $166,000, or 70%, from $237,000 for the same quarter in the previous year. The $166,000 increase in loan interest income in the quarter ended December 31, 2000, as compared with the same quarter in the previous year, was primarily due to the acquisition of a performing loan in the January 31, 2000 HSBC Asset swap and purchase agreement.

In addition to the increase in loan interest income in the three months ended December 31, 2000, as compared with the same three month period in the previous year, there was an increase in other interest income to $188,000, an increase of $14,000, or 8.1%, in the quarter ended December 31, 2000 as compared with other interest income of $174,000 recorded in the quarter ended December 31, 1999. Other interest income increased $36,000 for the six month period ended December 31, 2000 or 10.4% from $346,000 in the same quarter of the previous year to the six month period ended December 3,1, 2000. The increase in other interest income was due to an increase in the average balance of funds held in interest-bearing money market accounts during both the quarter and the six month period ended December 31, 2000 as compared with the same quarter and six month period in the previous year.

Interest Expense. During the three months ended December 31, 2000, the Company recorded interest expenses in the amount of $847,000, an increase of $23,000, or 2.8%, as compared with interest expenses of $824,000 in the same quarter of the previous year. Interest expense for borrowed funds declined $19,000, or 3.5%, from $545,000 in the quarter ended December 31, 1999 to $526,000 for the same quarter in the current year. This decline in interest expense on borrowed funds was partially offset by the recognition of $321,000 in interest expense related to the Company's Increasing Rate Junior Subordinated Notes due 2006.

During the six months ended December 31, 2000, the Company recorded interest expense in the amount of $1.85 million, an increase of $61,000, or 3.4%, as compared with interest expense of $1.8 million in the same six month period of the previous year. This increase in interest expense was primarily attributable to the recognition of $639,000, an increase of $60,000 or 10.3% from the six month period in the previous year, in interest expense related to the Company's Increasing Rate Junior Subordinated Notes due 2006. Interest expense for borrowed funds remained approximately the same for the six months ended December 31, 1999 and the same six month period of the current year.

During the quarter ended December 31, 2000, the Company borrowed an average of $39.6 million, a decline of $11 million, or 21.7%, as compared with average borrowings of $50.6 million during the same quarter of the previous year. During the six month period ended December 31, 2000, the Company borrowed an average of $43.8 million, a decline of $6.8 million, or 13.4% as compared with average borrowings of $50.6 million during the same six month period of the previous year. The decline in the average amount of borrowed funds was attributable to regular loan repayments, repayments funded by asset sales and a voluntary loan repayment of $7.5 million.

The average interest rate paid to HSBC on borrowed funds was 4.65% and 4.56% for the three and six months ended December 31, 2000, respectively, as compared to 4.20% and 4.76%, respectively, for the same three and six month period of the previous year. The increase in rates paid to HSBC in the three month period ended December 31, 2000, as compared with the same period in the previous year, was primarily due to an increase in prevailing interest rates. The average interest rate is attributable to the renegotiation of the Company's interest rate with HSBC. Under the terms of the renegotiated interest rate agreements with HSBC, which became effective October 1, 1998, the Company receives interest rate reductions for borrowed funds, calculated using a formula that considers certain compensating balances held in bank accounts with HSBC. The interest expense rate reductions received under the new rate schedule agreement with HSBC are in lieu of interest income that had been earned on those deposited funds. During the quarter ended December 31, 2000 a reduction in interest expense on borrowed funds of approximately $417,000 was recognized.

Other Expenses. During the quarter ended December 31, 2000, the Company recorded total other expenses in the amount of $1 million, a decrease of $43,000, or 4.1%, as compared with other expenses of $1.1 million in the same quarter of the previous year. Other expenses decreased in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999, primarily as a result of differences in the timing of certain non-recurring expense payments.

During the six months ended December 31, 2000, the Company recorded total other expenses in the amount of $2.05 million, an increase of $14,000, or .69%, as compared with other expenses of $2.03 million in the same six months of the previous year. Other expenses increased in the six months ended December 31, 2000, as compared with the six months ended December 31, 1999, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. During the three and six months ended December 31, 2000, the Company accrued $670,000 and $1.27 million, respectively in fees payable to the Management Company, of which $73,000 and $81,000, respectively, related to fees incurred for the successful disposition of assets. During the three and six months ended December 31, 1999, the Company accrued $748,000 and $1.4 million, respectively in fees payable to the Management Company, of which $170,000 and $298,000, respectively, related to fees incurred for the successful disposition of assets.

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

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and six months ended December 31, 2000, the Company recorded a net provision for income taxes of $124,000 and $350,000, respectively. During the three and six months ended December 31, 1999, the Company recorded a net provision for income taxes of $182,000 and $363,000, respectively. Income taxes recorded by the Company primarily reflect the effects of operations on its current state and local income tax liability at December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses and development costs related to certain real estate projects, and to satisfy the regulatory requirements described below.

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

In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At December 31, 2000, approximately $12.4 million had been advanced under the Construction Loan, as compared with approximately $3.7 at June 30, 2000. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000 and an additional $392,000 during the six months ended December 31, 2000 related to the Construction Loan, which have been accounted for as an additional investment in the office complex.

At December 31, 2000 the Company had $39.2 million in borrowed funds outstanding under the Facility provided by HSBC Bank and $12.4 million under the Construction Loan provided by Bank of America. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

The Company seeks to maintain liquidity within the range of 5% to 10% of total assets, with amounts above that level considered necessary to meet the projected cash requirements of new investments and endeavors such as real estate developments. Liquidity for this purpose is defined as unrestricted cash. At December 31, 2000, the Company's liquidity ratio, as so defined, amounted to 18.5%, which was consistent with the maintenance range.

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

Other Pronouncements. In December, 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations at December 31, 2000. From time to time the Financial Accounting Standards Board ("FASB") adopts accounting standards (generally referred to as Statements of Financial Accounting Standards, or "SFASs") which set forth required generally accepted accounting principles.


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

The Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $392,000 increase in interest expense based on approximately $39.2 million outstanding at December 31, 2000. See Note 14, "Borrowed Funds," contained within the Consolidated Financial Statements dated June 30, 2000.

In addition,  the Company has issued  $13.5  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 27, "Preferred Stock Exchange Offer" and Note 24, "Increasing Rate Junior Subordinated Notes," contained within the Consolidated Financial Statements at June 30, 2000.

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


Item 2.  Changes in Securities

Subsequent to the expiration of the Exchange Offer, the Company accepted private requests for the exchange of its Series A Preferred Stock from individuals under terms identical to those of the Exchange Offer. As a result, 500 shares of the Company's Series A Preferred Stock were exchanged during the quarter ended December 31, 2000. As a result of the exchange, the Company's total Stockholder's Equity was reduced by $12,400 and its liabilities increased by the same amount (composed of a net increase in Increasing Rate Junior Subordinated Notes due 2006 of $12,900, offset by a net decrease in other liabilities of $500).

Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Securities Holders

None.




Item 5.  Other Information

At a Board of Directors meeting held on December 21, 2000, the Board of Directors acted to expand the Board of Directors from nine to eleven directors thereby creating two additional vacancies in addition to three other vacancies on the Board. Further, acting in accordance with the By-Laws of the Company, the Board of Directors filled all five vacancies by appointing Mr. Jerome R. McDougal and Mr. Francis L. Bryant, Jr. (who had previously been incumbent directors) and Ms. B.J. Hoppe to the 2003 class of directors and Mr. Nelson L. Stephenson and Mr. Stephen Mann to the 2002 class of directors. Mr. Alvin Dworman, Mr. James J. Houlihan, Jr. and Mr. Edward V. Regan remained in office in the 2001 class of directors, Mr. David A. Shapiro remained in office in the 2002 class of directors and Mr. David J. Liptak and Jeffrey E. Susskind remained in office as directors elected by the holders of the Company's outstanding preferred stock.

The Board of Directors also acted to engage Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending June 30, 2001 upon recommendation of the Audit Committee of the Board of Directors.

The Board of Directors elected take the action discussed above to avoid the time and expense of calling and convening an annual meeting of the stockholders of the Company.


Item 6.  Exhibits and Reports on Form 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RB ASSET, INC.
                                                (Registrant)


Date: February 14, 2001        By:   /s/ Nelson L. Stephenson
      ------------------            ---------------------------------
                                    Nelson L. Stephenson
                                    President and Chief Executive Officer
                                    (principal executive and principal financial
                                    officer)