Form 10-Q
period 2001-03-31
RB ASSET INC
filed 2001-05-11
CIK 1047958

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001
                                        --------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From           To
                                        ---------    --------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /


The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of May 11, 2001 was 7,100,000. The number of shares of the Registrant's 15% Non-cumulative Perpetual Preferred Stock, Series A, $.01 par value, outstanding as of May 11, 2001 was 937,277.


================================================================================

                                 RB ASSET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                        Consolidated Statements of Financial Condition as of March 31, 2001
                        (unaudited) and June 30, 2000............................................            1

                        Consolidated Statements of Operations for the three and nine months ended
                        March 31, 2001 and 2000 (unaudited)......................................            2

                        Consolidated Statements of Changes in Stockholders' Equity for the nine
                        months ended March 31, 2001 and 2000 (unaudited) ........................            3

                        Consolidated Statements of Cash Flows for the nine months ended March
                        31, 2001 and 2000 (unaudited)............................................            4

                        Notes to the Consolidated Financial Statements ..........................            6


          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and the Results of Operations ...............................................           12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................           18

PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings ..........................................................            19
          Item 2.   Changes in Securities ......................................................            20
          Item 3.   Defaults Upon Senior Securities ............................................            20
          Item 4.   Submission of Matters to a Vote of Securities Holders ......................            20
          Item 5.   Other Information ..........................................................            20
          Item 6.   Exhibits and Reports on Form 8-K ...........................................            20

SIGNATURE.......       ...       ...............................................................            21


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 RB ASSET, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 2001 and June 30, 2000
                             (dollars in thousands)


                                     Assets
                                                                              (Unaudited)
                                                                               March 31,           June 30,
                                                                                 2001               2000
                                                                                ------              ----
Real estate assets:
Real estate held for investment, net of accumulated
   depreciation of $7,076 and $5,550, respectively                       $        106,886      $        99,321

Real estate held for disposal                                                       2,040                2,040
      Allowance for fair market value reserve under SFAS-121                          (40)                 (40)
                                                                         -----------------    ----------------
           Total real estate held for disposal, net                                 2,000                2,000

Investments in joint ventures                                                       1,454                1,454
                                                                         -----------------    -----------------
     Total real estate assets                                                     110,340              102,775

Loans receivable:
      Secured by real estate                                                       32,284               32,339
      Commercial and consumer                                                       3,916                7,247
      Allowance for possible credit losses                                         (9,694)             (13,341)
                                                                         -----------------    -----------------
           Total loans receivable, net                                             26,506               26,245

Cash, due from banks and cash equivalents                                          32,390               33,666
Cash, due from banks - restricted                                                   7,500                7,500
Investment securities available for sale                                            1,125                1,170
Other assets                                                                        2,525                2,425
        Total Assets                                                     $        180,386      $       173,781
                                                                         =================     ================

                      Liabilities and Stockholders' Equity

Increasing Rate Junior Subordinated Notes due 2006                       $         13,735      $       12,527
Borrowed funds                                                                     54,274               52,033
Other liabilities                                                                  12,172               12,379
        Total Liabilities                                                          80,181               76,939
                                                                         -----------------     ----------------

Commitments and contingencies (Note 3)
Stockholders' equity:
15% non-cumulative preferred stock, series A par value $1,
liquidation value $25 (1,400,000 shares authorized, 937,277
issued and outstanding at March 31, 2001 and 937,777 issued and                       937                  938
outstanding at June 30, 2000)

Common stock par value $1 (30,000,000 shares authorized,
7,100,000 shares issued and outstanding at March 31, 2001
and June 30, 2000)                                                                  7,100                7,100

Additional paid in capital                                                        100,428              100,439
Accumulated deficit                                                                (7,087)             (10,507)
Accumulated comprehensive loss                                                     (1,173)              (1,128)
                                                                         -----------------    -----------------
        Total Stockholders' Equity                                                100,205               96,842

Total Liabilities and Stockholders' Equity                               $        180,386     $        173,781
                                                                         =================    =================


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Nine Months Ended March 31, 2001 and 2000
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                                    Three months ended                   Nine months ended
                                                                           March 31,                          March 31,
                                                                --------------------------------   --------------------------------
                                                                      2001              2000             2001             2000
                                                                ---------------   --------------   ---------------  ---------------
Revenue:
Rental revenue and operations:
         Rental income and other property revenue              $    4,772    $       3,698        $      13,211   $       11,493
         Property operating and maintenance expense                (2,836)          (2,682)              (8,489)          (8,181)
         Depreciation - real estate held for investment              (567)            (568)               (1,748)         (1,708)
                                                              ------------   --------------      ---------------  ---------------
     Net  rental operations                                          1,369              448                2,974            1,604

Net Gain on Sale of Real Estate                                        929              725                4,908            1,688

Interest income:
         Loans receivable                                              391              962                1,128            1,769
         Money market investments and other                            142              157                  524              503
                                                              ------------   --------------      ---------------  ---------------
              Total interest income                                    533            1,119                1,652            2,272

Other Income
      Gain on settlement of Branch Sale contingencies, net              --              500                   --              500
      Loss on satisfaction of loan assets                               --           (1,272)                  --            (841)
      Realization of contingent participation revenues                  --            2,400                   --            2,400
                                                              ------------   --------------      ---------------  ---------------
     Total other income                                                 --            1,628                   --            2,059
                                                              ------------   --------------      ---------------  ---------------
         Total revenues                                              2,831            3,920                9,534            7,623
                                                              ------------   --------------      ---------------  ---------------

Expenses:
   Interest expense:
         Increasing Rate Junior Subordinated Notes due 2006            317              299                  956              879
         Borrowed funds                                                437              558                1,649            1,762
         Other                                                           5              (10)                   8               --
                                                              ------------   --------------      ---------------  ---------------
              Total interest expense                                   759              847                2,613            2,641

   Other expenses:
         Salaries and employee benefits                                 74               61                  197              160
         Legal and professional fees                                   211              340                  871              883
         Management fees                                               597              579                1,783            1,735
         Other                                                          47              113                   125             350
                                                              ------------   --------------      ---------------  ---------------
              Total other expenses                                     929            1,093                2,976            3,128

         Total expenses                                              1,688            1,940                5,589            5,769
                                                              ------------   --------------      ---------------  ---------------


Income (loss) before provision for income taxes                      1,143             1980                3,945            1,854

Provision for income taxes                                             175              348                  525              711
                                                              ------------   --------------      ---------------  ---------------

Net income (loss)                                                      968            1,632                3,420            1,143

Dividends declared on preferred stock                                   --               --                   --               --
                                                              ------------   --------------      ---------------  ---------------

Net income (loss) applicable to common stock                   $       968     $      1,632        $       3,420    $      1,143
                                                              ============   ==============      ===============  ===============

Basic and diluted income (loss) per common share               $      0.14     $       0.23        $        0.48    $       0.16
                                                              ============   ==============      ===============  ===============


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY Nine months
                          ended March 31, 2001 and 2000
                             (dollars in thousands)
                                   (Unaudited)


                                       Series A
                                       Non-
                                       cumulative
                                       Perpetual                Additional                      Accumulated           Total
                                       Preferred      Common      Paid-in       Retained       Comprehensive     Stockholders'
                                       Stock          Stock       Capital       Earnings       Income (Loss)        Equity
                                       ----------   ---------  ------------  -------------   -----------------  ---------------

Balances at June 30, 1999              $      938   $  7,100   $   100,439   $   (10,956)     $    (1,004)      $   96,517

Net income for the nine months
ended March 31, 2000                           --         --            --         1,143               --            1,143

Preferred stock dividends payable              --         --            --            --               --               --


Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          --         --            --            --              (34)             (34)
                                       -----------  ---------  ------------  -------------   --------------    -------------
Balances at March 31, 2000             $      938   $  7,100   $   100,439   $    (9,814)     $    (1,038)      $   97,625
                                       ===========  =========  ============  =============   ==============     ============

Balances at June 30, 2000              $      938   $  7,100   $   100,439   $   (10,507)     $    (1,128)      $   96,842

Net income for the nine months
ended March 31, 2001                           --         --            --         3,420               --            3,420

Reduction in Stockholders' Equity              (1)        --           (11)           --               --              (12)
resulting from Preferred Stock
Exchange Offer

Change in comprehensive income
resulting from changes in unrealized
loss on securities available-for-sale          --         --            --            --              (45)             (45)
                                       -----------  ---------  ------------  -------------   --------------    -------------
Balances at March 31, 2001             $      937   $  7,100   $   100,428   $    (7,087)     $    (1,173)      $  100,205
                                       ===========  =========  ============  =============   ==============    ============



See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2001
                             (dollars in thousands)
                                   (Unaudited)


                                                                                    Nine months ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                   2001            2000
                                                                            ----------------  --------------
Operating Activities:
Cash flows provided by Operating Activities:
  Net income                                                                 $        3,420     $     1,143
  Adjustments to reconcile net income to cash provided by/(used in)
         operating activities:
      Net gain on sale of real estate assets                                         (4,908)         (1,688)
      Net loss on satisfaction of loan assets                                            --             841
      Depreciation and amortization                                                   1,748           1,708
      Amortization of capitalized issuance costs and accretion of issuance discount - Increasing Rate Junior Subordinated Notes
         due 2006                                                                       136             116
  Change in operating assets and liabilities:
      Net increase in accrued interest receivable                                       (74)           (293)
      Increase in accrued interest payable, net of accrued interest
         payable capitalized as additional principal - Increasing Rate                  878             683
         Junior Subordinated Notes due 2006
      Net increase/(decrease) in accrued income taxes                                   208              (3)
      Net decrease in accrued expenses and other liabilities                           (422)         (2,643)
      Net (increase)/decrease in prepaid expenses and other assets                      (26)          1,546
      Cash effect of increases in allowance for possible credit losses                   --              74
                                                                            ----------------  --------------
            Net cash provided by operating activities                                   960           1,484
                                                                            ----------------  --------------

Investing Activities:
Cash flows (used in)/provided by Investing Activities:
  Net repayment of loans secured by real estate                                          51          16,397
  Net (origination)/repayment of commercial and consumer loans                         (367)            508
   Proceeds from partnership distributions - investments in
     joint ventures                                                                      --              82
  Proceeds related to sales of real estate held for investment                       11,621           2,478
  Additional fundings on real estate held for investment                            (15,781)         (6,335)
                                                                            ----------------  --------------
            Net cash (used in)/provided by investing activities                      (4,476)         13,130
                                                                            ----------------  --------------



(Continued on next page)


See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended March 31, 2001
                             (dollars in thousands)
                                   (Unaudited)

(Continued from previous page)


                                                                                    Nine months ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                   2001            2000
                                                                            ----------------  --------------
Financing Activities:
Cash flows provided by Financing Activities:
  Decrease in restricted cash                                                        --              5,855
  Proceeds from borrowed funds                                                     8,719                --
  Repayment of borrowed funds                                                     (6,479)           (1,928)
                                                                           --------------   --------------
            Net cash provided by financing activities                              2,240             3,927
                                                                           --------------   ---------------

Net (decrease)/increase in cash, due from banks and cash                          (1,276)           18,541
equivalents

Cash, due from banks and cash equivalents, beginning of period                    33,666            14,780
                                                                           --------------   ---------------

Cash, due from banks and cash equivalents, end of period                    $     32,390     $      33,321
                                                                           ==============   ===============



Supplemental Disclosure of Cash Flow Information
Cash paid for:
      Interest                                                              $      1,669     $       2,829
      Federal, state and local taxes                                                 439               758

Supplemental Disclosure of Non-cash Transactions
Accrued interest capitalized as additional principal - Increasing
Rate Junior Subordinated Notes due 2006                                     $      1,060     $         994







See notes to Consolidated Financial Statements

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


1.  Organization and Formation of the Company

RB Asset, Inc. (the "Company") is a Delaware corporation whose principal business is the management of its real estate assets, mortgage loans and investment securities, under a business plan intended to maximize shareholder value. As a result of the completion of reorganization steps (the "Reorganization") in the fiscal year ended June 30, 1998, the Company succeeded to the assets, liabilities and business of River Bank America ("River Bank" or the "Predecessor Bank"). Unless the context otherwise requires, references to the business, assets and liabilities of the Company prior to May 22, 1998 include the business, assets and liabilities of the Predecessor Bank. This report is for the nine months ended March 31, 2001

On May 22, 1998, under a plan that was approved by its stockholders, River Bank completed its Reorganization into a Delaware corporation named RB Asset, Inc. Prior to the Reorganization, River Bank was a New York State chartered stock savings bank and was regulated by the New York State Banking Department ("the Banking Department" or the "NYSBD") and, until December 31, 1997, the Federal Deposit Insurance Corporation (the "FDIC").

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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


Following the Branch Sale, the Company engaged RB Management Company, LLC (the "Management Company") to manage its operations on a day-to-day basis, including developing and recommending strategies to the Company's Board of Directors regarding the ongoing management of assets. The Management Company is a privately-owned entity that was newly formed in June 1996 and is controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. The Management Company was engaged pursuant to a Management Agreement (the "Management Agreement") with an initial term expiring on June 30, 2001. In December 2000, the Board of Directors of the Company renewed the Management Agreement for an additional term of five years on essentially similar terms as the initial Management Agreement.

At the time of the closing of the Branch Sale, the Predecessor Bank obtained from HSBC a loan facility (the "Facility") consisting of eleven independent mortgage loans with additional collateral, in an aggregate amount of approximately $100.0 million.

On January 31, 2000, the Company completed a refinancing of the outstanding balance of the existing HSBC Facility. Under the terms of the refinancing the principal balance was reduced by $1.3 to $49.5 million and the terms of the refinancing provide for amortization of the HSBC Facility over a term of 20 years and extended the maturity of the HSBC Facility through January 31, 2005. The HSBC Facility is secured by a first lien on two properties, certain cooperative shares and a restricted cash collateral account (the "Special Collateral") in the amount of $7.5 million. Under the terms of the HSBC Facility, HSBC has retained the right to approve declaration or payment of
dividends  on  the   Company's   Preferred   Stock  as  well  as  other  capital
transactions. The Facility has been reduced by repayment activity to $38.2 million at March 31, 2001.

As a consequence of the refinancing of the HSBC Facility, all loan collateral under the previous Facility agreement, other than specified above, including all cash balances held by HSBC in excess of the $7.5 million Special Collateral was released from all liens held by HSBC.

The Predecessor Bank had previously received notice that the approvals necessary to declare or pay dividends on the Predecessor Bank's outstanding shares of 15% noncumulative perpetual Preferred Stock, Series A, par value $1.00 per share
("Predecessor Preferred Stock") would not be provided. In June 1996, the Predecessor Bank's Board of Directors declared a Predecessor Preferred Stock dividend for the quarter ending June 30, 1996, payment of which was subject to the receipt of required approvals from the FDIC and the NYSBD (the Predecessor Bank's regulators at the time), as well as HSBC (the Predecessor Bank's and the Company's principal lender). Primarily as a result of the above, neither the Company's or the Predecessor Bank's Board of Directors have taken any action regarding a quarterly dividend on the Predecessor Preferred Stock or the Company's 15% noncumulative perpetual preferred stock, Series A, $1.00 par value ("Company Preferred Stock") for any of the quarterly periods ended from September 30, 1996 through March 31, 2001. Although the Company is no longer subject to the jurisdiction of either the FDIC or the NYSBD, declaration or payment of future dividends on the Company Preferred Stock will continue to be subject to the approval of HSBC for so long as the Facility remains outstanding. The Company has received notice from HSBC that, until otherwise notified, the approval necessary to declare or pay dividends on the Company Preferred Stock will not be provided. There can be no assurance that the Board of Directors of the Company will deem it appropriate to pay dividends on the Company Preferred Stock, even if permitted to do so by HSBC.

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act") as amended and is presently required to file periodic reports and other information with the Securities Exchange Commission (the "SEC").

During the nine months ended March 31, 2001, the Company reported net income applicable to common shares of $3.4 million or $0.48 per share. Significant factors contributing to the Company's operating results during this nine month period include rental income from real estate operations of $13.2 million and gains on the sale of real estate of $4.9 million, partially offset by real estate property and maintenance expenses of $8.5 million, a net interest loss (interest expense on borrowed funds in excess of interest income

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


from  loan  assets)  of  $521,000,   other   operating   expenses  of  $125,000,
depreciation expenses of $1.7 million and provision for income taxes of $525,000.


2.  Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which management believes necessary for a fair presentation of the Company's financial condition at March 31, 2001, the results of its operations for the three and nine months ended March 31, 2001 and 2000 and the statements of changes in stockholders'equity and cash flows for the nine months ended March 31, 2001 and 2000. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements have been prepared in conformity with the accounting principles and practices in effect as of March 31, 2001, as set forth in the consolidated financial statements of RB Asset, Inc., at such date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of RB Asset, Inc. as of June 30, 2000.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2001, the results of operations for the three and nine months ended March 31, 2001 and 2000, and changes in stockholders' equity and cash flows for the nine months ended March 31, 2001 and 2000.

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

Management believes that the allowance for possible credit losses is adequate and that loans secured by real estate and real estate held for investment are properly valued. While management uses available information to establish reserves, future additions to the allowance or write downs of real estate held for investment may be necessary based on changes in economic conditions, as well as changes in management strategies.

Management determines the appropriate classification of debt and equity securities (collectively, "marketable" securities) at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at estimated fair value, with unrealized gains and losses, net of tax, where applicable, reported in a separate component of stockholders' equity. The cost of marketable securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains and losses. The cost of securities sold is based on the specific identification method. At March 31, 2001, the balance of stockholders' equity included a cumulative $1.17 million unrealized loss on marketable securities classified as available-for-sale.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the income (loss) before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


At March 31, 2001, the Company reviewed its potential current and deferred federal and state tax liabilities in light of the results of operations for the Company since June 30, 2000. As a result of this analysis, the Company recognized income tax expense in the amount of $175,000, during the quarter ending March 31, 2001.

For the purpose of the statements of cash flows, cash equivalents are defined as those amounts included in cash and due from banks and money market investments, which have a maturity date of three months or less from the date of purchase.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


3.  Commitments and Contingencies

At March 31, 2001, the Company had deferred tax assets that were primarily attributable to NOLs, an allowance for loan losses and suspended passive activity losses and credits which were partially offset by a deferred tax liability in its consolidated financial statements. However, a valuation allowance was set up equal to the amount of the difference between the tentative deferred tax asset and the tentative deferred tax liability due to the uncertainty of the Company's ability to utilize the deferred tax assets in the future. Accordingly, neither a net overall asset nor a net overall liability was reflected in the Company's consolidated financial statements.

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


4.  Earnings per share

Earnings per share were based upon 7,100,000 weighted average shares of Common Stock outstanding during the three and nine months ended March 31, 2001 and 2000, respectively. The Company had no securities outstanding that were convertible to common stock at March 31, 2001 or 2000.

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


5.  Comprehensive Income

During the three months ended March 31, 2001 and 2000, total comprehensive income was $833,000 and $1.7 million, respectively. During the nine months ended March 31, 2001 and 2000, total comprehensive income was $3.4 million and $1.1 million, respectively. The following table describes the components of comprehensive income and accumulated comprehensive income for the dates indicated:


         Components of Comprehensive Income (Loss)
         (Unaudited):

                                                                       Three months ended March 31,
                                                                        2001                     2000
                                                                  -----------------        ----------------
         Net income                                                 $          968          $        1,632
         Unrealized (loss)/gain on securities                                 (135)                    135
                                                                  -----------------        ----------------
         Comprehensive income                                       $          833          $        1,767
                                                                  =================        ================

                                                                        Nine months ended March 31,
                                                                        2001                     2000
                                                                  -----------------        ----------------

         Net income                                                 $        3,420          $        1,143
         Unrealized losses on securities                                       (45)                    (34)
                                                                  -----------------        ----------------
         Comprehensive income                                       $        3,375          $        1,109
                                                                  =================        ================

         Components of Accumulated Comprehensive
         Income (Unaudited):
                                                                      March 31,               March 31,
                                                                        2001                     2000

                                                                  -----------------        ----------------

         Unrealized loss on securities                              $       (1,173)         $       (1,038)
                                                                  -----------------        ----------------
         Accumulated comprehensive loss                             $       (1,173)         $       (1,038)
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

                                 RB ASSET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                              dollars in thousands)
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

At March 31, 2001, the consolidated assets of the Company totaled $180.4 million, an increase of $6.6 million, or 3.8%, as compared with the Company's total assets at June 30, 2000.

Real estate held for investment, net of accumulated depreciation, increased $7.6 million, or 7.6%, from $99.3 million at June 30, 2000 to $106.9 million at March 31, 2001. The increase in real estate held for investment, net of accumulated depreciation at March 31, 2001, as compared with the balance at June 30, 2000, is primarily due to asset fundings for capital improvements and/or developmental activities of $13.2 million, partially offset by reductions in carrying value attributable to sales of $3.9 million and depreciation charges of $1.7 million.

Real estate held for disposal, net of allowance for fair market value reserve under Statement of Accounting Standards No. 121 (SFAS-121), remained unchanged at March 31, 2001, from the balance of $2.0 million at June 30, 2000. The balance categorized as real estate held for disposal at March 31, 2001 are apartment units and 1-4 family housing units which are expected to be sold within the next twelve months.

Total loans, net of related allowance for possible credit losses, increased by $261,000, or 1%, from $26.24 million at June 30, 2000 to $26.5 million at March 31, 2001. The $261,000 increase in loans secured by real estate, during the nine months ended March 31, 2001, was primarily attributable to the origination of a $900,000 commercial real estate loan, offset by normal scheduled principal repayments.

The Company's allowance for possible credit losses decreased by $3.6 million, or 27.34%, from $13.3 million at June 30, 2000 to $9.7 million at March 31, 2001. This decrease in loan loss reserves was proportionate with the corresponding decrease in Commercial and Consumer loans, which represented the write off of a fully reserved Commercial Loan The Company's allowance for possible credit losses is maintained at a level which management considers adequate based on its periodic review of the Company's loans secured by real estate portfolios and certain individual loans, taking into consideration, among other things, the likelihood of repayment, the diversity of the borrowers, the type of loan, the quality of the collateral, current market conditions and the associated risks. At March 31, 2001, the allowance for possible credit losses was 26.8% of loans outstanding, as compared to 33.7% at June 30, 2000.

Cash, due from banks and cash equivalents decreased by $1.28 million, or 3.8%, from $41.2 million at June 30, 2000 to $39.9 million at March 31, 2001. The decrease in cash, due from banks and cash equivalents was primarily attributable to the voluntary debt reduction payment to HSBC of $7.5 million offset by a positive cash flow from total operating revenues and available asset sales proceeds less scheduled asset fundings and the payment of operating expenses.

At March 31, 2001, HSBC had restricted a total of approximately $7.5 million in funds, held on deposit at HSBC, in accordance with the terms of the modified Facility agreements.. HSBC had restricted $7.5 million at June 30, 2000. Restricted funds held by HSBC are not available to the Company for settlements of any of the Company's current obligations. The restricted cash reserves arose from the sale of assets which had served as primary or supplemental collateral for the HSBC Facility. The restricted cash held by HSBC is intended to serve as substitute collateral for the HSBC Facility, until such time as the HSBC Facility is reduced in accordance with the Company's Asset Management Plan and the HSBC Facility Agreements. See "Liquidity and Capital Resources," below.

Borrowed  funds  increased by $2.2 million or 4.31% from $52 million at June 30,
2000 to $54.2 million at March 31, 2001. This increase was primarily attributable to the additional borrowing of $12.4 million on the construction loan facility, partially offset by regular scheduled debt payments of $2.6 million and a voluntary debt reduction payment of $7.6 million.

The carrying amount of the Company's Increasing Rate Junior Subordinated Notes due 2006 increased $1.2 million, or 9.64%, to $13.7 million at March 31, 2001 from $12.5 million at June 30, 2000. This increase was primarily due to the addition of $1.1 million in accrued interest payable to the principal balance of the Subordinated Notes during the nine months ended March 31, 2001.

During the nine months ended March 31, 2001, total stockholders' equity increased by $3.3 million, or 3.5%, to $100.2 million, as compared with $96.8 million at June 30, 2000. This increase was due to the net income for the nine months ended March 31, 2001 in the amount of $3.4 million and a decrease in the securities valuation account (allowance for unrealized losses on marketable securities) of $45,000.


The following table summarizes the calculation of the Company's book value per share at March 31, 2001 and June 30, 2000.



                                                            March 31,                 June 30,
                                                              2001                      2000
                                                        -----------------         ----------------

Total stockholders' equity                              $     100,205,000         $     96,842,000

   Less: liquidation value of preferred stock
      ($25 per share issued and outstanding)                   23,432,000               23,444,000
                                                        -----------------         ----------------
Net stockholders' equity                                $      76,773,000         $     73,073,000
                                                        =================         ================

Total shares of Common Stock issued and
     outstanding                                                7,100,000                7,100,000
                                                        =================         ================

     Book value per share                                 $         10.81           $        10.30
                                                        =================         ================







Results of Operations:

General. The Company reported net income attributable to common shares of $968,000, or $0.14 per basic and diluted share, for the three months ended March 31, 2001, a decrease of $670,000, compared with the net income attributable to common shares of $1.6 million, or $.23 per share, for the three month period ended March 31, 2000. The Company reported net income attributable to common shares of $3.4 million, or $0.48 per basic and diluted share, for the nine months ended March 31, 2001, an increase of $2.3 million compared with net income attributable to common shares of $1.14 million, or $0.16 per share, for the nine month period ended March 31, 2000.

The primary reasons for the decrease in the Company's net operating results for the quarter ended March 31, 2001, as compared to the same quarter in the previous year, were (1) the realization of $2.4 million in contingent loan participation revenues during the quarter ended March 31, 2000, and (2) the recognition of a $500,000 net gain on settlement of Branch Sale contingencies and the Company's compensating balance interest claims with HSBC which were offset by a $1.3 million loss on satisfaction of loan assets during the quarter ended March 31, 2000. In addition, there was a decrease in interest income of $590,000 for the quarter ended March 31, 2001 as compared to the same quarter in the previous year. Partially offsetting these reasons for a reduction in income for the quarter ended March 31, 2001 as compared with the same quarter of the previous year is an increase in net income from rental operations of $900,000 and an increase in net gain on the sale of real estate of $200,000 during the quarter ended March 31, 2001. In addition, there was a reduction in interest expense of $90,000, a decrease in other expenses of $160,000 and a reduction in the provision for income taxes of $170,000 for the quarter ended March 31, 2001 as compared with the same quarter in the previous year.

The primary reasons for the increase in the Company's net operating results for the nine months ended March 31, 2001, as compared to the same nine month period of the previous year were an increase in net revenue from rental operations of $1.4 million and the effects of increased sales and net gains on dispositions of Real Estate held for sale which increased $3.2 million. Partially offsetting these factors is a decrease of $600,000 in interest income for the nine month period ended March 31, 2001 to $1.6 million from $2.2 million for the same period of the previous year. Other expenses were reduced by $152,000 and provision for income taxes was reduced by $186,000 for the nine month period ending March 31, 2001, as compared with the same quarter of the previous year. In addition, there was other income of $2 million recognized in the nine month period ending March 31, 2000 and none in the nine month period ending March 31, 2001.

Net Rental Operations. For the three months ended March 31, 2001, net rental operations resulted in income of $1.3 million, an increase of $912,000, from $448,000 for the same three month period in the previous year. For the nine months ended March 31, 2001, net rental operations resulted in income of $2.9 million, an increase of $1.3 million from the $1.6 million recorded for the same nine month period in the previous year. The increase in net rental operating revenue for the three and nine month periods ended March 31, 2001, as compared with the same periods in the previous year, were due to various, individually immaterial operating factors affecting aggregate rental income and expenses within the Company's rental properties.

Net Gain on the Sale of Real Estate. Net gain on sale of real estate of $929,000 was realized for the quarter ended March 31, 2001, an increase of $204,000, or 28.2%, as compared with net gains on sale of real estate of $725,000 in the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the $929,000 net gain was attributable to sales of apartment units, categorized as real estate held for disposal, in the amount of $1.2 million, for which the gain of $929,000 was recognized.

Net gain on the sale of real estate was $4.9 million for the nine months ended March 31, 2001, an increase of $3.3 million as compared with a net gain of $1.6 million in the nine months ended March 31, 2000. For the nine month period ended March 31, 2001, there was a gain on real estate held for investment of $7.5 million, offset by the cost of a $2.5 million construction warranty liability settlement, net of recoveries for related insurance coverage. The resulting net gain of $5 million was primarily attributable to the sale of $11 million of real estate held for investment which had a carrying value of $3.6 million. Included in the sale of $11 million was $3 million which was related to the sale of cooperative and condominium units at two of the Company's multi-family housing projects with a carrying value of $600,000, for which a gain in the amount of $2.4 million was recognized and the sale of one of three buildings of an office complex real estate investment in Atlanta, GA for approximately $8 million which had a carrying value of $3 million for which a gain of $5 million was recognized.

Interest Income. For the three months ended March 31, 2001, total interest income was $533,000, a decrease of $586,000, or 52.4%, from $1.1 million recorded for the same quarter in the previous year. Loan interest decreased $571,000, or 59.4%, from $962,000 in the quarter ended March 31, 2000 to $391,000 for the same quarter in the current year. This decline in loan interest income was due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

For the nine months ended March 31, 2001, total interest income was $1.6 million, a decrease of $620,000, or 27.29%, from the $2.3 million recorded for the same nine months in the previous year. Loan interest decreased $641,000, or 36.24%, from $1.8 million in the nine months ended March 31, 2000 to $1.1 million for the same quarter in the current year. This decline in loan interest income is due to reduced average balances for loan assets resulting from satisfactions and the effects of normal amortization and repayment activity.

Partially offsetting the decrease in loan interest income in the nine months ended March 31, 2001, as compared with the same nine month period in the previous year, there was an increase in other interest income to $524,000, an increase of $21,000, or 4.17%, as compared with other interest income of $503,000 recorded in the nine month period ended March 31, 2000. The increase in other interest income was due to an increase in the average balance of funds held in interest-bearing money market accounts during the nine month period ended March 31, 2001 as compared with the same period in the previous year.

Interest Expense. During the three months ended March 31, 2001, the Company recorded interest expense in the amount of $759,000, a decrease of $88,000, or 10.4%, as compared with interest expense of $847,000 in the same quarter of the previous year. Interest expense for borrowed funds decreased $121,000, or 21.6%, from $558,000 in the quarter ended March 31, 2000 to $437,000 for the same quarter in the current year. During the nine months ended March 31, 2001, the Company recorded interest expense in the amount of $2.61 million, a decrease of $28,000 as compared with interest expense of $2.64 million in the same nine month period of the previous year. Interest expense for borrowed funds decreased $113,000, or 6.4%, from $1.76 million in the quarter ended March 31, 2000 to $1.65 million for the same quarter in the current year.

The decrease in interest expense on borrowed funds for both the quarter and nine month period ending March 31, 2001 was primarily attributable to the declining principal balance due to regular loan repayments, repayments funded by asset sales and a voluntary loan repayment of $7.5 million. This decrease in interest expense on borrowed funds was partially offset by an increase in interest expense on Increasing Rate Junior Subordinated Notes, due to an increasing principal balance.

During the three months ended March 31, 2001, the Company borrowed an average of $38.7 million, a decline of $10.9 million, or 22%, as compared with average borrowings of $49.6 million during the three month period ended March 31, 2000. During the nine months ended March 31, 2001, the Company borrowed an average of $42.1 million, a decline of $8 million, or 16%, as compared with average borrowings of $50.1 million during the nine month period ended March 31, 2000. The decline in the average amount of borrowed funds was attributable to the regular loan repayments, repayments funded by asset sales and a voluntary loan repayment of $7.5 million.

The average interest rate paid to HSBC on borrowed funds was 3.55% and 4.2% for the three and nine months ended March 31, 2001, respectively, as compared to 4.50% and 4.69%, respectively, for the same three and nine month periods of the previous year. The decline in rates paid to HSBC in the three and nine month periods ended March 31, 2001, as compared with the same periods in the previous year, was primarily due to the reduced principal balance along with a decrease in prevailing interest rates.

Other Expenses. During the quarter ended March 31, 20001 the Company recorded total other expenses in the amount of $929,000, a decrease of $164,000, or 15%, as compared with the same quarter of the previous year. During the nine months ended March 31, 2001, the Company recorded total other expenses in the amount of $3.0 million, a decrease of $152,000, or 4.86%, as compared with other expenses of $3.1 million in the same nine month period of the previous year. Other expenses decreased in the nine months ended March 31, 2001, as compared with the nine months ended March 31, 2000, primarily as a result of differences in the timing of certain non-recurring expense payments.

The Company engaged RB Management Company, LLC (the "Management Company") to manage the operations of the Company after the Branch Sale, including the management and disposition of Company assets. The Management Company was a newly formed, privately-owned entity controlled by Alvin Dworman, who owns 39.8% of the outstanding Common Stock of the Company. During the three and nine months ended March 31, 2001, the Company accrued $611,000 and $1.9 million, respectively in fees payable to the Management Company, of which $13,400 and $93,600, respectively, related to fees incurred for the successful disposition of assets. During the three and nine months ended March 31, 2000, the Company accrued $657,000 and $2.0 million, respectively in fees payable to the Management Company, of which $78,000 and $269,000, respectively, related to fees incurred for the successful disposition of assets.

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

The high levels of loan charge-offs and other losses, which were largely responsible for losses during the periods, effectively eliminated federal income tax liability for the quarters ended September 30, 1998 and 1997. The Company's income tax provision includes state and local taxes on the greater of combined entire net income, combined alternative entire net income or combined taxable assets. Certain subsidiaries provide for state and local taxes on a separate company basis on income, capital, assets or an alternative minimum tax. The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to the reported loss before provision for income taxes primarily due to state and local income and franchise taxes and limitations on the recognition of tax benefits of net operating losses. During the three and nine months ended March 31, 2001, the Company recorded a net provision for income taxes of $175,000 and $525,000, respectively. During the three and nine months ended March 31, 2000, the Company recorded a net provision for income taxes of $348,000 and $711,000, respectively. Income taxes recorded by the Company primarily reflect the effects of operations on its current state and local income tax liability at March 31, 2001 and 2000, respectively.


Liquidity and Capital Resources

The Company must maintain sufficient liquidity to meet its funding requirements for debt repayments related to asset sales, operating expenses and development costs related to certain real estate projects, and to satisfy the regulatory requirements described below..

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

In order to facilitate the development of the Company's three-building office complex in Atlanta, Georgia, in May 2000 the Company obtained $23.5 million construction loan facility (the "Construction Loan") financed by Bank of America and secured by two buildings under development within this office complex. At March 31, 2001, approximately $16.1 million had been advanced under the Construction Loan, as compared with approximately $3.7 at June 30, 2000. The completion of the development of this project is anticipated prior to June 30, 2001. The Construction Loan has an annualized rate equal to LIBOR plus 2% and a maturity date in May 2003. The loan allows for the deferral of interest until May 2003 or such time as the collateral buildings are disposed of through sale. The Company has incurred approximately $41,000 in interest during the year ended June 30, 2000 and an additional $670,000 during the nine months ended March 31, 2001 related to the Construction Loan, which have been accounted for as an additional investment in the office complex.

At March 31, 2001 the Company had $38.2 million in borrowed funds outstanding under the Facility provided by HSBC Bank and $16.1 million under the Construction Loan provided by Bank of America. The Company actively monitors and manages its cash inflows and outflows in the management of the Facility with HSBC and invests, to the extent possible, all available cash balances.

The Company seeks to maintain liquidity within the range of 5% to 10% of total assets, with amounts above that level considered necessary to meet the projected cash requirements of new investments and endeavors such as real estate developments. Liquidity for this purpose is defined as unrestricted cash. At March 31,

2001, the Company's liquidity ratio, as so defined, amounted to 18%, which exceeded the minimum requirements of the targeted maintenance range.


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

The Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates (as measured by changes in the LIBOR rate) would result in an approximate $382,600 increase in interest expense based on approximately $38.2 million outstanding at March 31, 2001. See Note 14, "Borrowed Funds," contained within the Consolidated Financial Statements dated June 30, 2000.

In addition,  the Company has issued  $14.1  million in  Increasing  Rate Junior
Subordinated Notes due 2006. The Subordinated Notes provide for a steadily increasing interest cost after December 15, 2001. A substantial increase in general interest rates would potentially prevent the Company from refinancing the Subordinated Notes at a rate favorable to the Company. See Note 27, "Preferred Stock Exchange Offer" and Note 24, "Increasing Rate Junior Subordinated Notes," contained within the Consolidated Financial Statements at June 30, 2000.

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


                                                      RB ASSET, INC.
                                                      (Registrant)


Date: May 11, 2001                  By:      /s/ Nelson L. Stephenson
      ------------                          ---------------------------------

                                            Nelson L. Stephenson
                                            President and Chief Executive Officer (principal
                                            executive and principal financial officer)
